Form 10-K
period 1993-10-31
DRESSER INDUSTRIES INC /DE/
filed 1994-01-28
CIK 30099

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1993.

                         Commission file number 1-4003

                            DRESSER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   75-0813641
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         POST OFFICE BOX 718                        75221 (P.O. Box)
    2001 ROSS AVENUE, DALLAS, TEXAS                       75201
(Address of principal executive offices)                (Zip Code)

       (Registrant's telephone number, including area code)(214) 740-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED

   Common Stock, Par Value 25c Per      New York Stock Exchange, Inc.
    Share                               Pacific Stock Exchange Incorporated

   Preferred Stock Purchase Rights      New York Stock Exchange, Inc.
                                        Pacific Stock Exchange Incorporated

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  /x/   No
                           -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes       No  /x/
                  ----     -----

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of January 25, 1994) held by non-affiliates of the registrant was approximately $3,690 million.

As of January 25, 1994, there were 175,283,941 shares of Dresser Industries, Inc. Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Sections of Registrant's Notice of 1994 Annual Meeting of Shareholders and Proxy Statement (Part III).

                                     PART I

Item 1.   Business of Dresser.
- ------    -------------------

     Dresser Industries, Inc., together with its subsidiaries (hereinafter "Dresser" or "Registrant" or the "Company") is a global supplier serving the total hydrocarbon energy stream, both upstream and downstream. Registrant's highly engineered and integrated products and technical services are primarily utilized in oil and gas drilling, production and transmission; gas distribution and power generation; gas processing; petroleum refining and marketing; and petrochemical production. Dresser was incorporated under the laws of Delaware in 1956 as a successor to a Pennsylvania corporation organized in 1938 by the consolidation of S. R. Dresser Manufacturing Company and Clark Bros. Company. Both were carrying on businesses founded in 1880. Dresser's executive offices are located at 2001 Ross Avenue, Dallas, Texas 75201 (telephone number 214/740-
6000).

     For the fiscal year ended October 31, 1993, consolidated sales and service revenues of Registrant amounted to $4,216 million. A majority of such revenues was derived from the sale of products and services to energy-oriented industries, including oil and gas exploration, drilling and production, gas transmission and distribution; petroleum and chemical processing; production of electricity; and marketing of petroleum products.

     Registrant's operations are divided into three industry segments: Oilfield Services; Hydrocarbon Processing Industry; and Engineering Services.

     Effective February 1, 1993, Registrant acquired the stock of Bredero Price Holding B.V. and its subsidiary companies ("Bredero Price"), a Netherlands based company that provides pipe coating for both onshore and offshore markets. These operations are included in the Oilfield Services segment.

     Effective April 1, 1993, Registrant acquired TK Valve & Manufacturing, Inc. ("TK Valve"), a Texas corporation that supplies ball valves for the oil and gas production and transmission industry. These operations are also included in the Oilfield Services segment.

     On December 8, 1993, Registrant announced an agreement to sell its 29.5% interest in Western Atlas International, Inc. to a wholly owned subsidiary of Litton Industries, Inc. The sale closed on January 28,1994.

     On January 19, 1994 shareholders of Registrant voted to approve the merger (the "Merger") of BCD Acquisition Corporation ("BCD"), a wholly owned subsidiary of Registrant, into Baroid Corporation ("Baroid"). The Merger was effective January 21, 1994 (the "Effective Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 7, 1993, among Registrant, BCD and Baroid. Shareholders of Baroid on the Effective Date will receive 37,286,662 million shares of Registrant's Common Stock in exchange for all of the issued and outstanding shares of Baroid. In addition, approximately 3.6 million shares of Registrant's Common Stock are reserved for issuance upon exercise of outstanding warrants to purchase Baroid common stock and for issuance pursuant to certain benefit plans assumed by Registrant. For financial reporting purposes, the Merger will be treated as a pooling of interests combination. Baroid operations include drilling fluids, drilling services and products and offshore services businesses. Further information concerning Baroid is included under the caption "Baroid" and Note R to the Consolidated Financial Statements.

     In connection with the Merger, Registrant and Baroid announced December 23, 1993, that they reached an agreement with the Antitrust Division of the Department of Justice (the "Antitrust Division") pursuant to which Registrant must dispose of either its 64% interest in M-I Drilling Fluids Company or Baroid Drilling Fluids Inc., a wholly-owned subsidiary of Baroid. In addition, Registrant must also dispose of the United States diamond drill bit business of DB Stratabit, Inc. ("DBS") and grant to the purchaser a non-exclusive license to manufacture steel-bodied diamond drill bits worldwide. Divestiture of the drilling fluids business must occur by June 1, 1994 and the diamond drill bit transaction must occur by July 1, 1994.

     On January 27, 1994, Registrant announced that it has agreed in principle to sell its interest in M-I Drilling Fluids Company to Smith International, Inc. The completion of the transaction is subject to the negotiation and execution of a definitive agreement, approval from both the Smith and Dresser Boards of Directors, the consent of minority partner Halliburton Company and certain regulatory approvals.

     Baroid operations are conducted principally through subsidiaries as follows:

Drilling Fluids
- ---------------

     Baroid Drilling Fluids Inc. provides specially formulated fluids used in the drilling process to lubricate and cool the drill bit, seal porous well formations, remove rock cuttings and control downhole pressure. Baroid Drilling Fluids Inc. is a worldwide integrated producer and distributor of drilling fluids.

Drilling Services and Products
- ------------------------------

     Sperry-Sun Drilling Services Inc. ("Sperry-Sun") rents specialized steering and measurement-while-drilling ("MWD") tools and provides directional drilling services for oil and gas wells throughout the world. DBS provides diamond drill bits and coring products and services to the oil and gas industry worldwide.

Offshore Services
- -----------------

     Sub Sea International Inc. ("Sub Sea") provides diving and underwater engineering services to the oil and gas industry to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities. Unmanned, remotely operated vehicles ("ROVs") are often used to perform these services. Sub Sea designs, manufactures and deploys ROVs. Sub Sea also owns and operates marine equipment which performs pipeline installation, burial and inspection and maintenance and repair work on platforms in offshore oil and gas fields.

     The Information by Industry Segment is included in Note P to Consolidated Financial Statements on pages 50-52 and in Management's Discussion and Analysis on pages 12-20. This information includes sales and service revenues, operating profit or loss and identifiable assets attributable to each of Registrant's business segments for each of the past three fiscal years. This information should be read in conjunction with the consolidated financial statements, notes and accountant's report appearing in Item 8 of this report.

OILFIELD SERVICES

     Registrant's oilfield services segment supplies products and services essential to oil and gas exploration, drilling and production. These products and services include drilling fluid systems, rock bits, production tools, pipe coating and resource exploration services.

     Drilling Fluid Systems and Related Services. M-I Drilling Fluids Company, a Texas general partnership in which Registrant has a 64% interest, provides a variety of drilling fluid systems and markets such fluids and related services for use in connection with drilling oil and gas wells. M-I markets drilling fluid systems and related services through its sales force to major domestic and international oil companies, independent drilling operators and contractors and foreign government-owned companies. Through its Swaco Geolograph operations, M-I designs, builds and markets a broad line of detection and control equipment used during drilling, often in conjunction with the above described fluid systems, and shakers, desilters, degassers and centrifuges used to remove solids and gas prior to re-use of the fluids. Total net revenues for M-I were $398.6 million in 1993, $384.1 million in 1992 and $443.5 million in 1991.

     Pipe Coating. Bredero Price, acquired in February 1993, provides pipe coating services for use both in on-shore and offshore pipelines, primarily in Europe and Asia.

     Rock Bits. Registrant produces a full line of oilfield and mining rock bits which are marketed under the Security trademark and are used in drilling oil and gas wells and in the mining industry.

     Production Tools. Registrant's Guiberson AVA Division produces and markets a broad line of tools which are sold to the completion, production and workover segments of the oil production industry.

     Drilling and well servicing contractors provide the primary market for bits and tools.

     Resource Exploration Services.   Western Atlas International, Inc.
("Western Atlas"), an unconsolidated affiliate in which Registrant owns 29.5% of the outstanding shares, performs seismic services; integrated reservoir description services; data reduction and interpretation; core and fluids analysis; wireline logging; and provides specialized oilfield services equipment. Primary customers are the energy industry and governments worldwide. On December 8, 1993, Registrant announced it will sell its interest in Western Atlas to an affiliate of Litton Industries, Inc. for $558 million.

HYDROCARBON PROCESSING INDUSTRY

     This segment designs, manufactures and markets highly engineered products and systems for energy producers, transporters, processors, distributors and users throughout the world. Products and systems of this segment include compressors, turbines, electrical generator systems, pumps, power systems, measurement and control devices, and gasoline dispensing systems.

     Compressors. Dresser-Rand Company, a New York general partnership in which Registrant has a 51% interest, manufactures industrial and aircraft derivative gas turbines, centrifugal compressors, axial compressors, reciprocating compressors, axial expanders, single and multi-stage steam turbines, and electric motors and generators. Gas turbines, motors, and steam turbines are used to drive compressors, generators and pumps with applications in many markets including: cogeneration, power generation, natural gas gathering, processing, transmission and distribution, natural gas injection, petrochemical plants, and refineries. An extensive line of centrifugal compressors is used in a multitude of services including: gas injection, gas lift, gas processing, transmission and distribution, urea and ammonia production, ethylene and liquified natural gas (LNG) production, coal gasification, refinery services and other petrochemical processes. Axial compressors are used in coal gasification, blast furnace, nitric acid and refinery services. Axial expanders are used in power recovery applications, nitric acid plants and refinery processes.

     Dresser-Rand also manufactures and supplies water cooled reciprocating compressors. Separate compressor lines are manufactured and marketed for the process, enhanced oil recovery, natural gas, and industrial air commercial markets and special shipboard air compressors for the Navy.

     Dresser-Rand's single and multi-stage mechanical drive steam turbines are used to power pumps, fans, blowers, reciprocating compressors and centrifugal compressors; steam turbine generator sets provide electric power for co-generation and alternate fuel markets; electric motors (synchronous and induction type);

and electric generators are used with reciprocating engine, hydroturbine, steam turbine and gas turbine drivers. Dresser-Rand also manufactures and markets cryogenic expanders, combined with single stage compressors or generators, to recover energy from production of low temperature process gases used in air separation hydrocarbon facilities. The primary markets for such products are petroleum, petrochemical, chemical, paper and sugar industries, and engineering firms which design plants for such industries.

     The Consolidated statement of earnings for 1993 includes the $1,118.1 million of Dresser-Rand's sales revenues. Sales revenues for Dresser-Rand were not included in the consolidated statements of earnings for 1992 and 1991 while it was only 50% owned by Registrant.

     Pumps. Effective October 1, 1992, Registrant's Pump operations (excepting Mono Pump and Peabody) were combined with the Pump operations of Ingersoll-Rand Company into Ingersoll-Dresser Pump Company, a Delaware general partnership in which Registrant has a 49% interest. Ingersoll-Rand Company holds a 51% interest in Ingersoll-Dresser Pump Company. Ingersoll-Dresser Pump Company designs, develops, manufactures and markets centrifugal pumps which are used for critical applications in energy processing and petrochemical markets as well as in utility and municipal water and waste water markets. Ingersoll-Dresser Pump also manufactures heavy duty process pumps, submersible pumps, vertical turbine pumps, standard end-suction pumps, horizontal split-case and multistage pumps designed for general industrial, pipeline and high pressure services. Such pumps have a wide variety of applications in oil and gas production and refining, chemical and petrochemical processing, marine, sugar, agricultural, mining and mineral processing, utilities and general industry. Registrant's consolidated statements of earnings include net revenues for the Pump businesses transferred to Ingersoll-Dresser Pump Company of $517.5 million for eleven months for 1992 and $553.1 million for 1991.

     Registrant's Mono Pump operations produce progressing cavity pumps for handling viscous fluids.

     Power Systems. Registrant's Waukesha Engine Division produces heavy-duty reciprocating gas and diesel engines and packaged engine driven generator sets.

     Roots, the developer of the rotary lobe blower, offers a full line of low to medium pressure air and gas handling blowers along with vacuum pumps. These include rotary lobe and screw-type positive displacement products and several turbomachinery (centrifugal) lines. The primary markets served by Roots are waste water treatment, pneumatic conveying, paper, chemical and general industrial.

     Control Products. Control products encompass an assortment of sensing, indicating, transducing, transmitting and controlling devices. Instruments, valves and meters sold under registered trademarks - ASHCROFT, CONSOLIDATED, DEWRANCE, DURAGAUGE, DURATEMP, DURATRAN, EBRO, HANCOCK, HEISE, MASONEILAN and WILLY - measure and control pressure, temperature, level and flow of liquids and gases. These products are sold primarily to the process, power and gas distribution industries. Specialty products include gas meters, pipe fittings, couplings and repair devices for sale to the gas and water utilities and other industrial markets under the registered DRESSER trademark.

     Marketing Systems. Registrant manufactures and sells a variety of gasoline and diesel fuel dispensing systems and automated control systems under the Wayne trade name.

ENGINEERING SERVICES

     Registrant's wholly owned subsidiary, The M. W. Kellogg Company, provides engineering, construction and related services, primarily to the hydrocarbon process industries. Sales and service revenues for The M.W. Kellogg Company were $1,209.3 million, $1,558.8 million, and $1,594.2 million for 1993, 1992 and 1991 respectively.

BACKLOG

     The backlog of unfilled orders at October 31, 1993, 1992 and 1991 is included in Management's Discussion and Analysis on page 18.

SALES AND DISTRIBUTION

     Registrant's products and services are marketed through various channels. In the United States, sales are generally made through a group or division sales organization or through independent distributors. Sales in Canada are usually effected through a division of a Canadian subsidiary. Sales in other countries are made directly by a United States division or subsidiary, through foreign subsidiaries or affiliates, and through distributor arrangements or with the assistance of independent sales agents.

COMPETITION AND ECONOMIC CONDITIONS

     Dresser's products are sold in highly competitive markets, and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, or general economic conditions.

FOREIGN OPERATIONS

     Registrant maintains manufacturing, marketing or service facilities serving more than 75 foreign countries. Global distribution of products and services is accomplished through more than 290 subsidiary and affiliated companies engaged in various production, manufacturing, service, and marketing functions, and through foreign representatives serving the principal market areas of the world.

     The Information by Geographic Area is included in Note P to Consolidated Financial Statements on pages 50-52.

     Registrant's foreign operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, operating in highly inflationary environments, and exchange control and currency problems.

RESEARCH, DEVELOPMENT AND PATENTS

     Registrant's divisions, subsidiaries and affiliates conduct research and development activities in laboratories and test facilities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. For the fiscal years ended October 31, 1993, 1992 and 1991, Registrant spent $81.5 million, $11 million and $9.4 million, respectively, for research and development activities.

     At December 1, 1993, Registrant and its subsidiaries and affiliates owned 1,536 patents and had pending 503 patent applications, covering various products and processes. They also were licensed under patents owned by others. Registrant does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of Registrant's total business.

EMPLOYEES

     As of October 31, 1993, Registrant had approximately 15,700 employees in the United States (a decrease of approximately 12% from October 31, 1992), of whom approximately 5,500 were members of 10 unions represented by 21 bargaining units. As of the same date, Registrant had approximately 10,200 employees at foreign locations of whom approximately 4,500 were members of unions. During fiscal 1993, Registrant experienced one strike which lasted for 44 days. Relations between Registrant and its employees are generally considered to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT

     The names and ages of all executive officers of Registrant, all positions and offices with Registrant presently held by each person named and their business experience during the last five years are stated below:

                                               Principal Occupation During
                                               ---------------------------
        Name, Age and Position                       Past Five Years
        ----------------------                       ---------------

John J. Murphy                      (62)  Chairman of the Board and Chief
Chairman of the Board, Chief              Executive Officer of Registrant since
  Executive Officer and Director          August 1983; President of Registrant,
                                          August 1982 - March 1992.



B. D. St. John                      (62)  Vice Chairman of Registrant since
Vice Chairman and Director                March 1992; Chief Financial Officer
                                          of Registrant since October 1993;
                                          Executive Vice President -
                                          Administration of Registrant,
                                          November 1982 - March 1992.


William E. Bradford                 (59)  President and Chief Operating Officer
President, Chief Operating Officer        of Registrant since March 1992;
  and Director                            President and Chief Executive Officer
                                          of Dresser-Rand Company, February
                                          1988 - March 1992; Senior Vice
                                          President - Operations of Registrant,
                                          March 1984 - March 1992.



James L. Bryan                      (57)  Senior Vice President - Operations
Senior Vice President -  Operations       since January 1994; Vice President -
                                          Operations of Registrant May 1990 -
                                          January 1994; President and Chief
                                          Executive Officer of M-I Drilling
                                          Fluids Company, December 1986 - May
                                          1990.


Donald C. Vaughn                    (57)  Chairman of the Board, President and
Senior Vice President -  Operations       Chief Executive Officer of The M.W.
                                          Kellogg Company since March 1983;
                                          Senior Vice President - Operations of
                                          Registrant since January 1992.

                                            Principal Occupation During
                                            ---------------------------
       Name, Age and Position                     Past Five Years
       ----------------------                     ---------------

Clint E. Ables                    (54)  Vice President - General Counsel of
Vice President -  General Counsel       Registrant since October 1993; Vice
                                        President - Corporate Development of
                                        Registrant  November 1992 - October
                                        1993; Senior Counsel - Corporate
                                        Ventures of Registrant, July 1986 -
                                        November 1992.


Paul M. Bryant                    (47)  Vice President - Human Resources of
Vice President - Human  Resources       Registrant since May 1993; Vice
                                        President - Human Resources of
                                        Dresser-Rand Company, January 1987 -
                                        May 1993.


George A. Helland                 (56)  Vice President of Registrant since
Vice President                          March 1993; Deputy Assistant
                                        Secretary for Export Assistance,
                                        United States Department of Energy,
                                        September 1990 - January 1993;
                                        Principal, Innova Partners, Inc.,
                                        January 1988 - September 1990;
                                        Independent Consultant, May 1985 -
                                        September 1990.


Ardon B. Judd, Jr.                (57)  Vice President - Washington Counsel
Vice President -  Washington            of Registrant since September 1986.
  Counsel


George H. Juetten                 (46)  Vice President - Controller of
Vice President -  Controller            Registrant since May 1993; Audit
                                        Partner, Price Waterhouse,
                                        independent public accountants, July
                                        1980 - May 1993.


Rebecca R. Morris                 (48)  Vice President - Corporate Counsel of
Vice President - Corporate Counsel      Registrant since January 1994 and
  and Secretary                         Secretary of Registrant since
                                        November 1990; Corporate Counsel of
                                        Registrant June 1987 - January 1994.



David R. Smith                    (47)  Vice President - Tax of Registrant
Vice President - Tax                    since January 1994; Director of Tax
                                        of Registrant October 1987 - January
                                        1994.


Paul W. Willey                    (56)  Treasurer of Registrant since May
Treasurer                               1984.


OFFICER EMPLOYED BY JOINT VENTURE COMPANY


                                            Principal Occupation During
                                            ---------------------------
       Name, Age and Position                     Past Five Years
       ----------------------                     ---------------

Ben R. Stuart                     (59)  President and Chief Executive Officer
Senior Vice President -                 of Dresser-Rand Company since March
 Operations                             1992; Senior Vice President
                                        - Operations of Registrant since March
                                        1992; Vice President - Operations of
                                        Registrant August 1988 - March 1992.

     All officers are elected annually by the Board of Directors at a meeting following the Annual Meeting of Shareholders. The officers serve at the pleasure of the Board of Directors and can be removed at any time by the Board.

Item 2.   Properties
- ------    ----------

     Registrant, together with its subsidiaries and affiliates, has more than 65 manufacturing plants, ranging in size from approximately 3,000 square feet to in excess of 980,000 square feet and totaling more than 10.8 million square feet, located in the United States, Canada, and various other foreign countries. The majority of the manufacturing sites are owned in fee. In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and certain other foreign countries. The properties are believed to be generally well maintained, adequate for the purposes for which they are used, and capable of supporting a higher level of market demand.

     During fiscal 1993 M-I Drilling Fluids Company also had 24 grinding and/or other facilities for beneficiating mineral ores, containing approximately 287 acres in plant site property.

     The following are the locations of the principal facilities of Registrant and its majority owned joint ventures for each industry segment as of October 31, 1993.

                                                       APPROXIMATE
                                                        FLOOR AREA
   INDUSTRY SEGMENT AND LOCATION     PRODUCT AREA     (SQUARE FEET)
   -----------------------------  ------------------  -------------

Oilfield Services

   Wharton, Texas                 (Drilling Fluids)        62,170
   Appleton, Wisconsin            (Drilling Fluids)        84,561  (1)
   Oklahoma City, Oklahoma        (Drilling Fluids)        97,135
   Dallas, Texas                  (Rock Bits)             294,000
   Dallas, Texas                  (Production Tools)      278,500

Hydrocarbon Processing Industry

   Manchester, England            (Mono Pumps)            490,000
   Victoria, Australia            (Mono Pumps)            162,000
   Connersville, Indiana          (Power Systems)         445,040
   Huddersfield, England          (Power Systems)         159,561
   Waukesha, Wisconsin            (Power Systems)         901,395
   Appingedam, Netherlands        (Power Systems)         136,934
   Painted Post, New York         (Compressors)           982,000
   Broken Arrow, Oklahoma         (Compressors)           125,000
   Wythenshawe, England           (Compressors)           306,000
   Olean, New York                (Compressors)           896,000
   Lethbridge, Alberta, Canada    (Compressors)            78,000
   Houston, Texas                 (Compressors)           135,000  (1)
   LeHavre, France                (Compressors)           538,000
   Kongsberg, Norway              (Compressors)           135,000  (1)
   Wellsville, New York           (Steam Turbines)        389,000

                                                                 Approximate
                                                                  Floor Area
   Industry Segment and Location          Product Area          (Square Feet)
   -----------------------------          ------------          -------------

Hydrocarbon Processing Industry (con.)

   Minneapolis, Minnesota                 (Motors)                  350,000
   Skelmersdale, England                  (Control Products)        177,000  (1)
   Uxbridge, England                      (Control Products)        105,942
   Avon, Massachusetts                    (Control Products)        121,000
   Canton, Massachusetts                  (Control Products)         40,590
   Montebello, California                 (Control Products)         82,856  (1)
   Alliance, Ohio                         (Control Products)         60,000
   Bradford, Pennsylvania                 (Control Products)        517,000
   Houston, Texas                         (Control Products)        105,000  (1)
   Jacarei, Brazil                        (Control Products)         80,699
   Conde, France                          (Control Products)        187,244
   Barcelona, Spain                       (Control Products)         56,400
   Burlington, Ontario, Canada            (Control Products)         53,000
   Naples, Italy                          (Control Products)         87,791
   Stratford, Connecticut                 (Control Products)        335,000
   Berea, Kentucky                        (Control Products)        105,000
   Alexandria, Louisiana                  (Control Products)        308,640
   Dumfermline, Scotland (Pitreavie)      (Control Products)        150,000
   Dumfermline, Scotland (Halbeath)       (Control Products)         75,000
   Salisbury, Maryland                    (Marketing Systems)       376,905  (1)
   Austin, Texas                          (Marketing Systems)       103,491
   Malmo, Sweden                          (Marketing Systems)       267,635  (1)
   Einbeck, Germany                       (Marketing Systems)        80,505  (1)
   Rio de Janeiro, Brazil                 (Marketing Systems)       185,073  (1)
   Bonnyrigg, Scotland                    (Marketing Systems)        42,500
   Markham, Ontario, Canada               (Marketing Systems)        55,631  (1)

- ----------------

     (1) all or a portion of these facilities are leased.

     M-I Drilling Fluids Company, a partnership in which Registrant has a 64% interest, has mineral rights to proven and prospective reserves of barite, bentonite and lignite. Such rights included leaseholds and mining claims and property owned in fee. The principal deposit of barite is located in Nevada, with deposits also located in Ireland and Scotland. Reserves of bentonite are located in Wyoming and Greece. Based on the number of tons of each of the above minerals mined in fiscal 1993, M-I Drilling Fluids Company estimates its reserves, which it considers to be proven, to be sufficient for operation for a period of 15 years or more.

     Registrant has an undivided one-half interest in lead deposits located in Missouri. The lead ore is mined and concentrated under contract with Cominco American Incorporated, a U. S. subsidiary of Cominco Ltd., a Canadian company, as Operator. Based on recent assessment by the Operator, measured and indicative reserves total approximately 2.75 million tons grading 8.32% lead, 1.21% zinc and 0.27% copper. A reduced production, remnant mining phase began in 1993. Reduced grade of ore produced in recent months and the depressed price of lead and zinc have combined to limit projected mine life to the second half of 1994.

Item 3.  Legal Proceedings.
- ------   -----------------

     The Company is involved in various legal proceedings. Information called for by this Item is included in Note L to the Consolidated Financial Statements on pages 41-44.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the quarter ended October 31, 1993.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- ------  -----------------------------------------------------------------
        Matters.
        -------

     Registrant is listed on the New York and Pacific Stock Exchanges. The stock symbol is DI. The quarterly market prices for Registrant's Common Stock, traded principally on the New York Stock Exchange, were as follows for the two most recent fiscal years:

             First   Second  Third  Fourth  Year
             ------  ------  -----  ------  -----

1993 High..  $18.75   21.88  25.13   25.38  25.38
1993 Low...  $17.25   17.88  20.25   20.00  17.25

1992 High..  $21.25   22.00  23.63   21.75  23.63
1992 Low...  $16.25   18.75  19.50   18.00  16.25

     Dividends on Registrant's Common Stock are declared by the Board of Directors and normally paid to shareholders as of the record date during the third week of March, June, September and December.

     The cash dividends paid per share of common stock for the first quarter of fiscal 1993 and for the 1993 and 1992 fiscal years were:

        First  Second  Third  Fourth  Year
        -----  ------  -----  ------  ----

1993..    .15     .15    .15     .15   .60
1992..    .15     .15    .15     .15   .60

     As of January 25, 1994, there were approximately 25,700 shareholders of the Registrant's Common Stock.

Item 6.  Selected Consolidated Financial Data
- -------  ------------------------------------

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

                  1993     1992     1991     1990     1989
                 -------  -------  -------  -------  -------
                     (In millions, except per share data)
Sales and
 service
 revenues        4,216.0  3,797.0  3,970.3  3,732.0  3,346.6
Earnings from
 continuing
 operations
 before
 extraordinary
 items
 and accounting
 changes           126.7     69.9    132.0    139.3    144.4
  Per share          .92      .52      .98     1.03     1.07
Total assets     3,641.9  3,187.8  3,090.4  3,104.8  2,878.6
Long-term debt     308.3     24.5     92.3    227.2    238.2
Cash dividends
 declared           82.4     81.1     80.6     71.3     60.8
  Per share          .60      .60      .60     .525      .45

Item 7.  Management's Discussion and Analysis of Financial
- -------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations 1993 Compared to 1992
- -------------------------------------------

Earnings from continuing operations in 1993 increased $57 million to $127 million. The increase is attributable to the acquisition of Bredero Price, improved earnings in Oilfield Services and Engineering Services operations and changes implemented to reduce costs associated with retiree medical benefit plans.

Revenues increased from $3.8 billion to $4.2 billion. The consolidation of Dresser-Rand's financial statements in 1993 was the primary reason for the increase. In 1992, Dresser-Rand was accounted for using the equity method.

Earnings from operations were $219 million in 1993 compared to $126 million in 1992. Both 1993 ($74.1 million) and 1992 ($70.0 million) included Special Charges. The 1993 charge was primarily due to the settlement of the Parker & Parsley litigation ($65 million) while in 1992 the charges were mainly attributable to restructuring, particularly the Ingersoll-Dresser Pump joint venture. Excluding the Special Charges, Earnings from Operations were $293 million in 1993 and $196 million in 1992. In 1993, Earnings from Operations included 100% of Dresser-Rand's results, which added $46 million compared to 1992. In addition, the Company and its joint ventures amended retiree medical benefit plans, thereby reducing the related 1993 expense by some $26 million compared to 1992. Also during 1993, Ingersoll-Dresser Pump Company

- -------------------------------------------------------

sold the inventory the Company contributed to the joint venture, allowing the release of the associated LIFO inventory reserves of $21 million. This gain is reflected as a component of the earnings from the joint venture. See the Industry Segment Analysis beginning on page 15 for a discussion of the results for each segment.

Other income increased from $18 million in 1992 to $32 million in 1993 because of a $13 million gain resulting from a plan change in retiree medical benefits for younger employees. Reduced interest expense resulting from the redemption of sinking fund debentures in 1992 was offset by interest on debt incurred to finance acquisitions.

The effective tax rate declined to 33% in 1993 from 45% in 1992 as a result of reduced losses in foreign countries with no tax benefit, increased utilization of foreign tax credits and a $9 million benefit associated with a change in the tax rate from 34% to 35%.

The consolidation of Dresser-Rand in 1993 resulted in an increase in minority interest representing our partner's 49% share of Dresser-Rand's earnings.

Results of Operations 1992 Compared to 1991
- -------------------------------------------

Earnings from continuing operations were $70 million in 1992, down from $132 million in 1991. The decrease reflected the after-tax special charge of $50 million for restructuring and the increased expense for retiree medical benefits of $21 million net of tax.

Revenues declined to $3.8 billion from $4.0 billion in 1991, with slightly lower revenues in each segment accounting for the reduction.

Earnings from operations before Special Charges in 1992 of $196 million were $51 million lower than the $247 million recorded in 1991. The change in accounting for retiree medical benefits in 1992 accounted for $32 million of the reduction. See the Industry Segment Analysis beginning on page 15 for a discussion of the results for each segment.

Other income amounted to $18 million in 1992 versus net expense of $2.3 million in 1991. The redemption of high rate sinking fund debentures reduced interest expense by $8 million. Also in 1992, the Company sold a partial interest in M.
W. Kellogg's United Kingdom subsidiary resulting in a $15.5 million gain.

The effective tax rate increased to 45% in 1992 from 38% in 1991. A reduction in utilization of foreign tax credits and increased foreign losses with no corresponding tax benefit caused the increase.

- -------------------------------------------------------

In 1992, the Company spun-off its industrial products operations (INDRESCO) and made the decision to dispose of its Environmental Products business. The results of these operations are reflected as Discontinued Operations in the 1992 and 1991 financial statements.

In 1992, the Company adopted two new accounting standards relating to retiree medical benefits and income taxes. The combined net effect of these changes was a one time non-cash charge of $394 million or $2.91 per share, which is reflected as the Cumulative Effect of Accounting Changes in the 1992 Statement of Earnings.

Legal and Environmental Matters
- -------------------------------

During 1993, the Company settled litigation involving Parker & Parsley for a cash payment of $58 million. See Note L - Commitments and Contingencies for further discussion of this settlement and other pending legal matters. Note L also includes disclosure of environmental clean-up situations in which the Company is involved.

Cash Flow and Financial Position
- --------------------------------

Dresser's overall financial position remains strong at October 31, 1993. During 1993, the Company redeemed the last of its 11-3/4% debentures and issued $300 million of 6.25% Notes due 2000. The ratio of debt to total capitalization was 36%, which is consistent with the Company's objective of 35% debt and 65% equity. Available cash and short-term credit lines, combined with cash provided by operations, should be adequate to finance known requirements.

Cash provided by operations before payments associated with the Parker & Parsley settlement of $58 million was adequate to cover capital expenditures of $140 million and dividends of $82 million. The proceeds from the $300 million of 6.25% Notes issued during the year, together with $200 million of commercial paper borrowings, was used to finance the acquisition of Bredero Price and TK Valve ($267 million), repay long-term debt ($80 million) and pay the settlement of the Parker & Parsley litigation ($58 million).

Capital expenditures increased in 1993 by $51 million to $140 million. Most of the increase was due to the consolidation of Dresser-Rand in 1993. Dresser-Rand's capital expenditures amounted to $58 million in 1993 compared to the Pump Operations capital expenditures of $13 million in 1992. Capital expenditures planned for 1994 approximate $140 million.

Industry Segment Analysis
- -------------------------

See details of financial information by Industry Segment on pages 18 to 20.

Oilfield Services Segment
- -------------------------

Consolidated revenues in 1993 included $209 million from the operations of Bredero Price and TK Valve, which were acquired in early 1993. Excluding revenues of the acquired operations, segment revenues in 1993 were essentially unchanged from 1992. The favorable impact of higher North American drilling activity on the sales volume of M-I Drilling Fluids (owned 64% by Dresser), Guiberson AVA Division and Security Division was substantially offset by the impact of lower international drilling activity.

Excluding the operating profit of Bredero Price and TK Valve, 1993 operating profit of consolidated operations increased $16 million or 93% over 1992.
Higher M-I Drilling Fluids profit reflected higher domestic sales volume and the benefit of operating cost reductions for a full year. Operating profit improved in both the Security and Guiberson AVA divisions.

Oilfield Services results in 1992 were significantly affected by lower U.S. drilling activity compared to 1991. Consolidated revenues were down 13% from 1991, resulting in operating profit $45 million under 1991. Operating expense reductions made during 1992 only partly offset the impact of lower sales volume in M-I Drilling Fluids, Security Division and Guiberson AVA Division. In 1992, special charges of $17 million were recorded for restructuring to reduce consolidated oilfield services operations to a size appropriate to the lower level of domestic exploration, drilling and production activity.

Western Atlas International, owned 29.5% by Dresser, benefited from better North American activity and continuing expanded international markets in 1993. On 10% lower revenues, the Company's share of operating profit increased to $39 million or 11% from 1992, which showed a similar increase over 1991. The Company has agreed to sell its interest in Western Atlas International to the majority partner in early 1994 for $558 million.

The merger of Dresser with Baroid, a worldwide supplier of oilfield services and equipment with sales of $850 million, will significantly expand the Company's range of products and services to Oilfield customers. See Note R to Consolidated Financial Statements for information which gives effect to the merger.

- -------------------------------------

Hydrocarbon Processing Industry Segment
- ---------------------------------------

Changes in ownership and the formation of a major joint venture have significantly affected the comparison of revenues and operating profit in the Hydrocarbon Processing Segment. Dresser increased its ownership in Dresser-Rand Company from 50% to 51% as of October 1, 1992. As a result, Dresser-Rand is included as a consolidated subsidiary in 1993 and as a major joint venture in 1992 and 1991. Ingersoll-Dresser Pump Company was formed as of October 1, 1992 with Dresser owning 49%. Ingersoll-Dresser Pump is included as a major joint venture in 1993. Dresser's Pump business, which was transferred to Ingersoll-Dresser Pump, is included as consolidated Pump Operations in 1992 and 1991.

Revenues for 1993 of consolidated operations other than Dresser-Rand and Pump Operations decreased 4% from 1992. A 12% decrease in sales in the Valve and Controls Division was primarily due to depressed market conditions in key international markets and to the strength of the dollar compared to other currencies.

Operating profit of the consolidated operations other than Dresser-Rand and Pump Operations of $128 million was 2% under 1992. A strong performance in 1993 by the Wayne Division with earnings up $15 million from 1992 offset a 23% decline for Valve and Controls. Earnings in international markets, principally Europe, were down in 1993 compared to the prior year. Also, inventory reductions in 1992, which resulted in a favorable LIFO impact of $9 million, did not recur in 1993.

In 1992, consolidated sales excluding Dresser-Rand and Pump Operations were down slightly from 1991 with no significant changes in any one division. Earnings in 1992 increased $13 million compared to 1991. Strong earnings for the Wayne Division, improvements in the Instrument and Valve and Controls divisions and the LIFO benefit referred to above were the primary reasons for the increase.

Dresser-Rand, reported as a consolidated operation in 1993, had sales of $1.1 billion, which were 13% lower than in 1992. In 1992, sales which were not included in Dresser's consolidated revenues increased from $1.2 billion in 1991 to $1.3 billion. Operating profit for each of the last three years was $90 million in 1993, $86 million in 1992 and $94 million in 1991. Expenses associated with the change in accounting for retiree medical costs reduced earnings by $14 million and $20 million in 1993 and 1992, respectively, compared to 1991.

- -------------------------------------

- ---------------------------------------------------

Ingersoll-Dresser Pump Company operated at break-even in 1993, as the joint venture with Ingersoll-Rand rationalized the operations of the two former separate businesses. Also a significant portion of the joint venture's market is the European Community, which was in the midst of a recession in 1993. Operating profit for 1993 consists primarily of a $21 million release of LIFO inventory reserves related to inventory contributed to the joint venture by the Company, which was sold to third parties during the year. The Company's separate Pump Operations contributed earnings of $32 million and $36 million in 1992 and 1991, respectively.

Special charges of $7 million were recorded in 1993 related to plant closing and other restructuring in the Wayne and Valve and Control operations, primarily in Europe, and similar actions at Dresser-Rand. In 1992, special charges related to the restructuring of Pump Operations ($35 million) and restructuring and special warranty claims in other Hydrocarbon Processing operations ($14 million).

Engineering Services Segment
- ----------------------------

Revenues in 1993 of $1.2 billion decreased 22% from 1992. In 1992, revenues were 2% under 1991. The decline in revenues reflected reduced hydrocarbon processing activity in certain international areas and slow growth and project delays in the U.S. In 1991, revenues included a $22 million payment received by The M. W. Kellogg Company for its retained interest in a foreign project.

Engineering Services operating profit in 1993 increased $8 million from 1992; in 1992 operating profit was $15 million over 1991. In 1992, M. W. Kellogg realized a $15 million gain from the sale of a partial interest in its U.K. subsidiary. Operating profit in 1991 included the $22 million in revenue for the retained interest in a foreign project. Increased operating profit on lower revenues is due to enhanced gross margins on large international projects involving technologies in which M. W. Kellogg possesses expertise.

Backlog of Unfilled Orders
- --------------------------

                                                     October 31,
                                            ------------------------------
                                              1993       1992       1991
                                            --------   --------   --------
                                                     (In millions)
Consolidated backlog
 Oilfield Services                          $  185.7   $   14.4   $    5.6
                                            --------   --------   --------
 Hydrocarbon Processing Industry
  Dresser-Rand (100%)                          872.6    1,066.5         .-
  Pump Operations                                 .-         .-      286.9
  Consolidated operations - other              254.7      259.9      271.4
                                            --------   --------   --------
                                             1,127.3    1,326.4      558.3
                                            --------   --------   --------
 Engineering Services                        2,478.1    1,634.7    1,495.2
                                            --------   --------   --------
 Eliminations                                   (4.4)      (3.8)      (1.7)
                                            --------   --------   --------
  Total consolidated                        $3,786.7   $2,971.7   $2,057.4
                                            ========   ========   ========


Share of backlog of major joint ventures
 Dresser-Rand (50%)                         $     .-   $     .-   $  496.5
 Ingersoll-Dresser Pump Company (49%)          178.9      219.3         .-
                                            --------   --------   --------
                                            $  178.9   $  219.3   $  496.5
                                            ========   ========   ========

INDUSTRY SEGMENT FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

The following financial information by Industry Segment for the years ended October 31, 1993, 1992 and 1991 is an integral part of Note P to Consolidated Financial Statements.

The Company increased its ownership in Dresser-Rand Company from 50% to 51% as of October 1, 1992. As a result, Dresser-Rand is included as a consolidated subsidiary in 1993 and as a major joint venture operation in 1992 and 1991. Ingersoll-Dresser Pump Company was formed as of October 1, 1992 with the Company owning 49%. Ingersoll-Dresser is included as a major joint venture investment in 1993. The Company's Pump business that was transferred to Ingersoll-Dresser is included as Pump Operations in 1992 and 1991.

                                             1993       1992       1991
                                           ---------  ---------  ---------
                                                    (In millions)
Consolidated sales and service revenues
  Oilfield Services                        $  782.8   $  564.8   $  650.9
                                           --------   --------   --------
  Hydrocarbon Processing Industry
    Dresser-Rand (100%)                     1,118.1         .-         .-
    Pump Operations                              .-      517.5      553.1
    Consolidated operations - other         1,118.7    1,162.3    1,180.3
                                           --------   --------   --------
                                            2,236.8    1,679.8    1,733.4
                                           --------   --------   --------
  Engineering Services                      1,209.3    1,558.8    1,594.2
                                           --------   --------   --------
  Eliminations                                (12.9)      (6.4)      (8.2)
                                           --------   --------   --------
    Total consolidated sales
      and service revenues                 $4,216.0   $3,797.0   $3,970.3
                                           ========   ========   ========

Share of sales and service revenues
  of major joint ventures
    Western Atlas (29.5%)                  $  320.4   $  354.5   $  343.1
    Dresser-Rand (50%)                           .-      645.2      595.1
    Ingersoll-Dresser Pump (49%)              372.9       39.7         .-
                                           --------   --------   --------
                                           $  693.3   $1,039.4   $  938.2
                                           ========   ========   ========

INDUSTRY SEGMENT FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS (CONTINUED)

                                         1993       1992        1991
                                       ---------  ---------  ---------
                                                (In millions)
Operating profit and earnings
 before taxes
  Oilfield Services
    Consolidated operations            $   74.4   $   16.8     $   62.0
    Western Atlas operations               39.2       35.2         32.7
    Special charges                          .6      (17.1)        (1.6)
                                       --------   --------     --------
                                          114.2       34.9         93.1
                                       --------   --------     --------
  Hydrocarbon Processing
   Industry
    Dresser-Rand                           89.5       43.2         47.1
    Pump Operations                        21.2       31.5         35.8
    Consolidated operations - other       127.9      131.1        118.0
    Special charges                        (7.5)     (49.3)        (3.3)
                                       --------   --------     --------
                                          231.1      156.5        197.6
                                       --------   --------     --------
  Engineering Services                     75.8       67.6         53.0
                                       --------   --------     --------
     Total operating profit               421.1      259.0        343.7

  General corporate expenses              (69.1)     (65.8)       (62.6)
  Other nonsegment expenses               (35.1)     (33.2)       (22.7)
  Special charges                         (67.2)      (3.6)          .-
  Retiree medical benefit plan
   changes                                 12.8         .-           .-
  Interest income (expense), net          (11.4)     (12.9)       (19.0)
                                       --------   --------     --------
    Earnings before taxes              $  251.1   $  143.5     $  239.4
                                       ========   ========     ========

Identifiable assets
  Oilfield Services
    Consolidated operations            $  850.0   $  432.2     $  438.4
    Western Atlas investment              278.2      259.0        236.0
                                       --------   --------     --------
                                        1,128.2      691.2        674.4
                                       --------   --------     --------
  Hydrocarbon Processing
   Industry
    Dresser-Rand
     assets/investment                    756.7      733.7        126.9
    Pump investment/assets                140.0      147.8        279.7
    Consolidated
     operations - other                   608.2      634.9        707.6
                                       --------   --------     --------
                                        1,504.9    1,516.4      1,114.2
                                       --------   --------     --------
  Engineering Services                    510.7      470.7        395.9
                                       --------   --------     --------
  Eliminations                            (22.0)     (21.5)       (21.5)
                                       --------   --------     --------
    Total identifiable assets           3,121.8    2,656.8      2,163.0

  Investment in INDRESCO                     .-         .-        399.2
  Corporate assets                        520.1      531.0        528.2
                                       --------   --------     --------
    Total assets                       $3,641.9   $3,187.8     $3,090.4
                                       ========   ========     ========

Consolidated capital
 expenditures
  Oilfield Services                    $   31.4   $   21.0     $   35.1
                                       --------   --------     --------
  Hydrocarbon Processing
   Industry
    Dresser-Rand (100%)                    57.5         .-           .-
    Pump Operations                          .-       12.7         11.5
    Consolidated operations - other        33.6       40.3         50.4
                                       --------   --------     --------
                                           91.1       53.0         61.9
                                       --------   --------     --------
  Engineering Services                      2.8       13.1         23.7
                                       --------   --------     --------
  Corporate                                14.5        1.4          8.0
                                       --------   --------     --------
    Total consolidated
      capital expenditures             $  139.8   $   88.5     $  128.7
                                       ========   ========     ========

INDUSTRY SEGMENT FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS (CONTINUED)

                                                1993     1992     1991
                                               -------  -------  ------
                                                    (In millions)

Share of capital expenditures of
  major joint ventures
    Western Atlas (29.5%)                      $ 46.7   $ 70.7   $58.7
    Dresser-Rand (50%)                             .-     65.4    24.0
    Ingersoll-Dresser Pump (49%)                 11.3       .      .
                                               ------   ------   -----
      Total                                    $ 58.0   $136.1   $82.7
                                               ======   ======   =====

Consolidated depreciation and amortization
  Oilfield Services                            $ 30.1   $ 21.1   $18.0
                                               ------   ------   -----
  Hydrocarbon Processing Industry
    Dresser-Rand (100%)                          64.4       .-      .-
    Pump Operations                                .3     13.4    13.2
    Consolidated operations - other              33.8     33.0    31.3
                                               ------   ------   -----
                                                 98.5     46.4    44.5
                                               ------   ------   -----
  Engineering Services                           20.8     20.9    18.7
                                               ------   ------   -----
  Corporate                                       9.2     10.2     8.3
                                               ------   ------   -----
    Total consolidated depreciation
      and amortization                         $158.6   $ 98.6   $89.5
                                               ======   ======   =====

Share of depreciation and amortization
  of major joint ventures
    Western Atlas (29.5%)                      $ 39.6   $ 37.0   $30.0
    Dresser-Rand (50%)                             .-     17.8    19.2
    Ingersoll-Dresser Pump (49%)                 10.8       .       .
                                               ------   ------   -----
                                               $ 50.4   $ 54.8   $49.2
                                               ======   ======   =====

Item 8.   Financial Statements and Supplementary Data
- -------   -------------------------------------------

Report of Management

The consolidated financial statements of Dresser Industries, Inc. have been prepared by management and have been audited by independent accountants. The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of this Annual Report on Form 10-K. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, it is necessary that management make informed estimates and judgments based on currently available information of the effects of certain events and transactions.

In meeting its responsibility for the reliability of the financial statements, management depends on the Company's internal control structure. This internal control structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and are properly recorded. In designing control procedures, management recognizes that errors or irregularities may occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's internal control structure provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for the accompanying financial statements through its Audit and Finance Committee, which is composed solely of directors who are not officers or employees of the Company. The Committee meets with management and the internal auditors to review the work of each and to monitor the discharge by each of its responsibilities. The Committee also meets with the independent accountants and internal auditors, without management present, to discuss internal control structure, auditing and financial reporting matters.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Dresser Industries, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) and (2) and 14(D) on page F-2 present fairly, in all material respects, the financial position of Dresser Industries, Inc. and its subsidiaries at October 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes A, G and M to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, both effective as of November 1, 1991.


/s/ Price Waterhouse

PRICE WATERHOUSE

Dallas, Texas
December 9, 1993

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

In Millions Except Per Share Data -
- -----------------------------------
  Years Ended October 31                  1993       1992       1991
  ----------------------                --------   --------   --------
Sales.................................  $3,006.7   $2,240.5   $2,376.4
Service revenues......................   1,209.3    1,556.5    1,593.9
                                        --------   --------   --------
 Total sales and service revenues.....   4,216.0    3,797.0    3,970.3
                                        --------   --------   --------
Cost of sales.........................   2,088.5    1,469.2    1,548.6
Cost of services......................   1,081.8    1,452.8    1,494.3
                                        --------   --------   --------
 Total costs of sales and services....   3,170.3    2,922.0    3,042.9
                                        --------   --------   --------
 Gross earnings.......................   1,045.7      875.0      927.4
Earnings from major joint ventures....      60.6       80.6       79.8
Selling, engineering, administrative
 and general expenses.................    (813.4)    (760.0)    (760.6)
Special charges.......................     (74.1)     (70.0)      (4.9)
                                        --------   --------   --------
 Earnings from operations.............     218.8      125.6      241.7
                                        --------   --------   --------
Other income (deductions)
 Interest expense.....................     (27.4)     (29.7)     (38.6)
 Interest earned......................      16.0       16.8       19.6
 Retiree medical benefit plan
  curtailment.........................      12.8         .-         .-
 Other, net...........................      30.9       30.8       16.7
                                        --------   --------   --------
  Total other income, net.............      32.3       17.9       (2.3)
                                        --------   --------   --------
 Earnings before income taxes and
  other items below...................     251.1      143.5      239.4
Income taxes..........................     (81.7)     (64.4)     (91.6)
Minority interest.....................     (42.7)      (9.2)     (15.8)
                                        --------   --------   --------
 Earnings from continuing operations..     126.7       69.9      132.0
Discontinued operations...............        .-      (35.3)       9.2
                                        --------   --------   --------
 Earnings before extraordinary items
  and accounting changes..............     126.7       34.6      141.2
Extraordinary items...................        .-       (6.3)       5.6
Cumulative effect of accounting
 changes..............................        .-     (393.8)        .-
                                        --------   --------   --------
  Net earnings (loss).................  $  126.7   $ (365.5)  $  146.8
                                        ========   ========   ========
Earnings per common share.............
 Earnings from continuing
  operations..........................  $    .92   $    .52   $    .98
 Discontinued operations..............        .-       (.26)       .07
 Earnings before extraordinary          --------   --------   --------
  items and accounting changes........       .92        .26       1.05
 Extraordinary items..................        .-       (.05)       .04
 Cumulative effect of accounting
  changes.............................        .-      (2.91)        .-
                                        --------   --------   --------
   Net earnings (loss)................  $    .92   $  (2.70)  $   1.09
                                        ========   ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

In Millions - October 31             1993      1992
- ------------------------           --------  --------
ASSETS
Current Assets
 Cash and cash equivalents.......  $  239.1  $  155.2
 Notes and accounts receivable...     674.9     627.4
                                   --------  --------
 Less allowance for doubtful
  receivables....................      28.6      22.4
                                   --------  --------
                                      646.3     605.0
 Inventories
  Finished products and
   work in process...............     484.0     498.0
  Raw materials and supplies.....     108.4      46.5
                                   --------  --------
                                      592.4     544.5

 Deferred income taxes...........     100.9      71.8
 Prepaid expenses................      36.2      30.1
                                   --------  --------

  Total Current Assets...........   1,614.9   1,406.6
                                   --------  --------
Investments and Other Assets
 Investments in and receivables
  from major joint ventures......     414.4     406.8
 Intangibles less accumulated
  amortization of $67.1 in 1993
  and $51.3 in 1992..............     561.9     364.1
 Other assets....................     135.1     123.2
 Deferred income taxes...........     229.2     229.8
                                   --------  --------
  Total Investments and
   Other Assets..................   1,340.6   1,123.9
                                   --------  --------

Property, Plant and Equipment -
 at cost
  Land and land improvements.....      67.5      67.0
  Buildings......................     311.2     298.6
  Machinery and equipment........   1,357.9   1,293.9
                                   --------  --------
                                    1,736.6   1,659.5
 Less accumulated depreciation...   1,050.2   1,002.2
                                   --------  --------
  Total Properties - Net.........     686.4     657.3
                                   --------  --------

   Total Assets..................  $3,641.9  $3,187.8
                                   ========  ========


          See Accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

In Millions - October 31                         1993         1992
- ------------------------                       --------     --------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
 Short-term debt and current
  portion of long-term debt...............     $  230.8     $   95.9
 Accounts payable.........................        269.8        278.1
 Advances from customers on
  contracts...............................        288.3        262.2
 Accrued compensation and
  benefits................................        197.8        217.6
 Accrued warranty costs...................         57.9         76.7
 Income taxes.............................        100.9        119.0
 Other accrued liabilities................        287.1        220.5
                                               --------     --------
  Total Current Liabilities...............      1,432.6      1,270.0
                                               --------     --------
Employee Retirement Benefit
 Obligations..............................        707.6        698.3
Long-Term Debt............................        308.3         24.5
Deferred Compensation, Insurance
 Reserves and Other Liabilities...........         98.5         94.8
Minority Interest.........................        151.3        150.8
Shareholders' Investment -
 Preferred shares, 10,000,000 authorized
 Common shares, $0.25 par value
  Authorized: 400,000,000
   Issued: 166,596,116....................         41.6         41.6
 Capital in excess of par value...........        434.7        439.0
 Retained earnings........................        954.6        911.7
 Cumulative translation
  adjustments.............................        (87.9)       (41.1)
 Pension liability adjustment.............        (13.8)        (4.0)
                                               --------     --------
                                                1,329.2      1,347.2
 Less treasury shares, at cost............        385.6        397.8
                                               --------     --------
  Total Shareholders' Investment..........        943.6        949.4
                                               --------     --------
Commitments and Contingencies
 Total Liabilities and
  Shareholders' Investment................     $3,641.9     $3,187.8
                                               ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

In Millions - Years Ended October 31       1993      1992       1991
- ------------------------------------     -------   --------   --------
Common Shares, Par Value
 Beginning of year....................   $  41.6   $   41.6   $   41.6
                                         -------   --------   --------
 End of year..........................   $  41.6   $   41.6   $   41.6
                                         =======   ========   ========
Capital in Excess of Par Value
 Beginning of year....................   $ 439.0   $  419.4   $  423.3
 Shares issued in connection
  with an acquisition.................        .-       23.3         .-
 Shares issued under benefit
  and dividend reinvestment
  plans...............................      (4.3)      (3.7)      (3.9)
                                         -------   --------   --------
 End of year..........................   $ 434.7   $  439.0   $  419.4
                                         =======   ========   ========
Retained Earnings
 Beginning of year....................   $ 911.7   $1,760.5   $1,694.3
 Net earnings (loss)..................     126.7     (365.5)     146.8
 Distribution of
  INDRESCO Inc. shares................        .-     (402.2)        .-
 Dividends on common shares
  at $.60 a share.....................     (82.4)     (81.1)     (80.6)
 Other................................      (1.4)        .-         .-
                                         -------   --------   --------
 End of year..........................   $ 954.6   $  911.7   $1,760.5
                                         =======   ========   ========
Cumulative Translation Adjustments
 Beginning of year....................   $ (41.1)  $  (27.3)  $   11.4
 Translation rate changes.............     (46.8)      (2.1)     (38.7)
 Distribution of
  INDRESCO Inc. shares................        .-      (11.7)        .-
                                         -------   --------   --------
 End of year..........................   $ (87.9)  $  (41.1)  $  (27.3)
                                         =======   ========   ========
Pension Liability Adjustment
 Beginning of year....................   $  (4.0)  $   (3.0)  $   (1.7)
 Additional minimum pension
  liability...........................      (9.8)      (1.0)      (1.3)
                                         -------   --------   --------
 End of year..........................   $ (13.8)  $   (4.0)  $   (3.0)
Treasury Shares, at Cost                 =======   ========   ========
  Beginning of year...................   $(397.8)  $ (430.0)  $ (405.2)
 Shares purchased.....................        .-         .-      (36.0)
 Shares issued in connection
  with an acquisition.................        .-       20.0         .-
 Shares issued under benefit
  and dividend reinvestment
  plans...............................      12.2       12.2       11.2
                                         -------   --------   --------
 End of year..........................   $(385.6)  $ (397.8)  $ (430.0)
                                         =======   ========   ========
  Total Shareholders'
   Investment, End of year............   $ 943.6   $  949.4   $1,761.2
                                         =======   ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

In Millions - Years Ended October 31        1993       1992      1991
- ------------------------------------       -------    -------   -------
Cash flows from operating activities:
 Net earnings (loss).....................  $ 126.7    $(365.5)  $ 146.8
                                           -------    -------   -------
 Adjustments to reconcile net
  earnings (loss) to cash flow
  provided by operating activities:
   Cumulative effect of accounting
     changes.............................       .-      393.8        .-
   Special charges for restructuring.....       .-       49.0        .-
   Discontinued operations
     losses (earnings)...................       .-       35.3      (9.2)
   Retiree benefit curtailment gain......    (12.8)        .-        .-
   Depreciation and amortization.........    158.6       98.6      89.5
   Gain on business disposals............       .-      (18.2)     (3.5)
   Cash received from
     partnership operations..............     10.0        3.0      65.0
   Earnings from major joint ventures....    (60.6)     (80.6)    (79.8)
   Minority interest in earnings.........     42.7        9.2      15.8
   Decrease (increase) in inventories....    (66.0)      14.1     (12.7)
   Increase (decrease) in accounts
     payable and accrued liabilities.....    (29.1)      22.4     (15.9)
   Increase in advances from
     customers on contracts..............     55.1       44.6      33.8
   Increase (decrease) in
     income taxes payable................    (31.6)     (33.5)     29.9
   Other, net............................    (33.2)       8.6     (18.4)
                                           -------    -------   -------
     Total adjustments...................     33.1      546.3      94.5
                                           -------    -------   -------
  Net cash provided by operating
   activities............................    159.8      180.8     241.3
                                           -------    -------   -------
Cash flows from investing activities:
 Business acquisitions...................   (266.7)      (1.9)    (32.0)
 Capital expenditures....................   (139.8)     (88.5)   (128.7)
 Cash contributed to joint
  venture operations.....................       .-       (8.7)       .-
 Advances (to) from discontinued
  operations.............................      5.0      (24.4)    (35.6)
 Proceeds from disposals of assets.......       .-       23.1      12.8
                                           -------    -------   -------
  Net cash used by investing activities..   (401.5)    (100.4)   (183.5)
                                           -------    -------   -------
Cash flows from financing activities:
 Increase(decrease) in short-term debt...    200.5       16.3      (6.5)
 Proceeds from issuance of 6.25% notes...    298.2         .-        .-
 Redemption of debentures................    (62.5)    (133.1)       .-
 Decrease in other long-term debt........    (17.6)      (6.8)     (5.3)
 Dividends paid..........................    (82.4)     (81.1)    (80.6)
 Purchases of common shares, net.........       .-         .-     (36.0)
                                           -------    -------   -------
  Net cash provided (used) by financing
   activities............................    336.2     (204.7)   (128.4)
                                           -------    -------   -------
Effect of translation adjustments
 on cash.................................    (10.6)       1.6      (7.9)
                                           -------    -------   -------
Net increase (decrease) in cash
 and cash equivalents....................     83.9     (122.7)    (78.5)
Cash and cash equivalents,
 beginning of year.......................    155.2      277.9     356.4
                                           -------    -------   -------
Cash and cash equivalents,
 end of year.............................  $ 239.1    $ 155.2   $ 277.9
                                           =======    =======   =======

          See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies
- -------------------------------------------------------------------------------


Consolidation
- -------------

All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned partnerships and affiliates are reported at cost adjusted for the Company's equity in undistributed earnings.

Revenue Recognition
- -------------------

Revenues and earnings from long-term construction contracts are recognized on the percentage-of-completion method, measured generally on a cost incurred basis. Estimated contract costs include allowances for completion risks, process and schedule guarantees and warranties that generally are not finally determinable until the latter stages of a contract. Estimated contract earnings are reviewed and revised periodically as the work progresses. The cumulative effect of any estimated loss is charged against earnings in the period in which such losses are identified. Revenues from sale of products other than from long-term construction contracts are recorded when the products are shipped.

Inventories
- -----------

Inventories are valued at the lower of cost or market. The cost of most U.S. inventories produced by divisions of the Parent Company and wholly-owned subsidiaries is determined using the last-in, first-out (LIFO) method. The valuation of inventories not on LIFO, principally foreign inventories and inventories of consolidated joint venture companies, is determined using either the first-in, first-out (FIFO) or average cost method.

Property, Plant and Equipment
- -----------------------------

Fixed assets are depreciated over the estimated service life. Most assets are depreciated on a straight-line basis. Certain assets with service lives of more than 10 years are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Due to the large number of asset classes, it is not practicable to state the rates used in computing the provisions for depreciation. Maintenance and repairs are expensed as incurred. Betterments are capitalized.

Intangibles
- -----------

The difference between purchase price and fair values at date of acquisition of net assets of businesses acquired is amortized on a straight-line basis over the estimated periods benefited, not exceeding 40 years.

- --------------------------------------------------- ---------------------------

Postretirement Benefits
- -----------------------

Effective November 1, 1991, postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS
106). Under SFAS 106, the Company accrues the estimated cost of these benefits during the employees' active service period. The Company previously expensed the cost of these benefits as claims and premiums were paid. See Note M for additional information.

Income Taxes
- ------------

Effective November 1, 1991, income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the Company accounts for income taxes by the asset and liability method. Previously the Company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

Taxes on the minority interest's share of domestic partnership earnings of consolidated entities are provided at the Company's effective domestic tax rate. See Note G for additional information.

Translation of Foreign Currencies
- ---------------------------------

For subsidiaries in countries which do not have highly inflationary economies, asset and liability accounts are translated at rates in effect at the balance sheet date, and revenue and expense accounts are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are included as a separate component of shareholders' investment.

For subsidiaries in countries with highly inflationary economies, inventories, cost of sales, property, plant and equipment and related depreciation are translated at historical rates. Other asset and liability accounts are translated at rates in effect at the balance sheet date, and revenues and expenses excluding cost of sales and depreciation are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are reflected in the statement of earnings.

Financial Instruments - Fair Value and Off-Balance-Sheet Risk
- -------------------------------------------------------------

The carrying amounts of cash and cash equivalents, short-term investments and accounts and notes payable approximate fair value because of the short maturity of those instruments. The carrying amount of long-term debt is approximately equal to fair value based on market information.

- --------------------------------------------------- ---------------------------

- -------------------------------------------------------------------------

The Company has cash and cash equivalents held in currencies other than local currencies, and receivables and payables to be settled in currencies other than local currencies. These financial assets and liabilities create exposure to potential foreign exchange gains and losses arising on future changes in currency exchange rates. The Company protects against such risks by entering into forward exchange contracts. The Company does not engage in speculation, nor does the Company typically hedge nontransaction-related balance sheet exposure. At October 31, 1993, the Company had $237 million of forward exchange contracts outstanding, 98% of which were in European currencies. The fair value of foreign exchange contracts is based on year-end quoted rates for contracts with similar terms and maturity dates. However, such fair values are offset by gains and losses on the assets and liabilities hedged by such contracts, so that there is no significant difference between the recorded value and fair value of the Company's net foreign exchange position.

Reclassification of Prior Years
- -------------------------------

Prior years' financial statements have been reclassified to conform to 1993 presentations.

Note B - Cash Flow Statement
- -------------------------------------------------------------------------------

Cash and cash equivalents include cash on hand and investments with maturities of three months or less at time of original purchase. Supplemental information about cash payments and significant noncash investing and financing activities is as follows (in millions):

                                             1993   1992    1991
                                            -----  ------  ------

 Cash payments for income taxes..........   $94.6  $ 83.7  $69.8
                                            =====  ======  =====
 Cash payments for interest on
  debt...................................   $19.8  $ 30.8  $34.1
                                            =====  ======   =====
 Cash payments for interest on
  tax settlements........................   $14.0  $   .-  $17.3
                                            =====  ======  =====
 Acquisition of AVA International Corp.
  Assets acquired........................          $ 54.4
  Liabilities assumed....................            (9.2)
  Common Shares issued from
    Treasury.............................           (43.3)
                                                   ------
     Net cash paid.......................          $  1.9
                                                   ======

Note C - Major Unconsolidated Joint Ventures
- -------------------------------------------------------------------------------

Ingersoll-Dresser Pump Company

Effective October 1, 1992, the Company and Ingersoll-Rand Company formed a joint venture comprised of the pump businesses of the two companies including all standard and engineered pump operations except the Company's Mono Pump subsidiaries. The new company, Ingersoll-Dresser Pump Company, is a general partnership owned 49% by the Company and 51% by Ingersoll-Rand Company. The Company contributed approximately $151 million of net assets, including reserves for restructuring and retiree benefits other than pensions, in exchange for its ownership interest. The operating results of the contributed Dresser Pump business prior to October 1, 1992 are fully consolidated in the Company's statement of earnings. The Company's share of operating results for the month of October, 1992 and all of 1993 are included in earnings from major joint ventures.

Summarized financial information is as follows (in millions):


                                                          October 31,
                                                       ----------------
INGERSOLL-DRESSER PUMP COMPANY                           1993     1992
- ------------------------------                          ------   ------

  Current assets......................................  $357.7   $435.8
  Noncurrent assets...................................   183.2    180.6
                                                        ------   ------
    Total assets......................................  $540.9   $616.4
                                                        ======   ======

  Current liabilities.................................  $218.0   $251.8
  Noncurrent liabilities..............................    46.9     59.8
  Owners' equity -
    Contributed capital and retained earnings.........   311.6    309.8
    Cumulative translation adjustment.................   (35.6)    (5.0)
                                                        ------   ------
                                                         276.0    304.8
                                                        ------   ------
    Total liabilities and owners' equity..............  $540.9   $616.4
                                                        ======   ======

                                                     Twelve Months   Month of
                                                         Ended       October
                                                   October 31, 1993    1992
                                                   ----------------  --------
  Net sales...........................................  $761.0        $ 81.0
                                                        ======        ======
  Gross profit........................................  $159.1        $ 16.3
                                                        ======        ======
  Income from continuing operations
    before extraordinary items........................  $  3.3        $  1.8
                                                        ======        ======
  Net income..........................................  $  3.3        $  1.8
                                                        ======        ======
  The Company's investment............................  $136.2        $147.8
                                                        ======        ======
  The Company's share of pre-tax earnings.............  $ 21.4        $  2.2
                                                        ======        ======

The Company's share of pre-tax earnings includes $21.3 million from the release of LIFO inventory valuation reserves related to inventory contributed to the joint venture by the Company and sold by Ingersoll-Dresser Pump Company to third parties.

- -------------------------------------------------------------------------------

In connection with the Ingersoll-Dresser Pump Company joint venture agreement, the Company granted to Ingersoll-Rand Company an option to purchase 51% of the stock of Mono Group Limited for a price equal to 51% of its book value, including the unamortized goodwill, at the exercise date. The option period begins October 1, 1994, and expires April 30, 1995. If the option to purchase is exercised by Ingersoll-Rand Company, both Ingersoll-Rand and the Company have agreed to contribute their respective Mono Group Limited shares to the Ingersoll-Dresser Pump Company as a contribution of capital to the partnership.

Western Atlas International, Inc.
- ---------------------------------

Western Atlas International, Inc. is a joint venture that was formed May 1, 1987 when the Company and Litton Industries combined their respective Atlas Wireline division and Western Geophysical division. On December 8, 1993, the Company announced an agreement to sell its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries. See Note R for additional information.

Summarized financial information is as follows (in millions):

                                                   September 30,
                                                 ------------------
                                                   1993      1992
                                                 --------  --------
WESTERN ATLAS INTERNATIONAL, INC.
  Current assets...............................  $  430.7  $  459.4
  Noncurrent assets............................     778.2     770.8
                                                 --------  --------
    Total assets...............................  $1,208.9  $1,230.2
                                                 ========  ========
  Current liabilities..........................  $  170.9  $  214.0
  Noncurrent liabilities.......................      94.3     151.6
  Shareholders' investment.....................     943.7     864.6
                                                 --------  --------
     Total liabilities and
      shareholders' investment.................  $1,208.9  $1,230.2
                                                 ========  ========

                                           Twelve Months Ended
                                              September 30,
                                       ----------------------------
                                         1993      1992      1991
                                       --------  --------  --------
  Net sales..........................  $1,086.8  $1,201.8  $1,167.2
                                       ========  ========  ========
  Gross profit.......................  $  236.2  $  243.8  $  222.6
                                       ========  ========  ========
  Income from continuing operations
    before extraordinary items.......  $   81.9  $   74.3  $   68.9
                                       ========  ========  ========
  Net income.........................  $   79.6  $   74.3  $   68.9
                                       ========  ========  ========
  The Company's investment
    and receivable...................  $  278.2  $  259.0  $  236.0
                                       ========  ========  ========
  The Company's share of
    pre-tax earnings.................  $   39.2  $   35.2  $   32.7
                                       ========  ========  ========

- -------------------------------------------------------------------------------

Dresser-Rand Company
- --------------------

The Company owned 50% of Dresser-Rand from its inception on January 1, 1987 through September 30, 1992. Effective October 1, 1992, the Company acquired an additional 1% ownership interest. Since the Company now owns 51% of Dresser-Rand, it is included as a fully consolidated subsidiary with a 49% minority interest for 1993.

Summarized financial information for the periods when equity accounting was applied is as follows (in millions):

                                             Twelve Months Ended
                                                September 30,
                                             -------------------
                                               1992       1991
                                             --------   --------
DRESSER-RAND COMPANY
  Net sales................................  $1,290.3   $1,190.2
                                             ========   ========

  Gross profit.............................  $  244.8   $  242.9
                                             ========   ========

   Income from continuing operations
    before extraordinary items.............  $   74.7   $   74.7
                                             ========   ========

  Net income...............................  $   77.8   $   83.6
                                             ========   ========

  The Company's share of pre-tax earnings..  $   43.2   $   47.1
                                             ========   ========

Note D - Business Combinations
- -------------------------------------------------------------------------------

Effective February 1, 1993 the Company acquired all the outstanding stock of Bredero Price Holding B.V., a Netherlands corporation, from Koninklijke Begemann Groep N.V. for approximately $161.5 million in cash. Bredero Price is a multinational company that provides pipe coating for both onshore and offshore markets.

Effective April 1, 1993, the Company acquired TK Valve & Manufacturing, Inc. from Sooner Pipe & Supply Corporation, Tulsa, Oklahoma for approximately $143.5 million in cash. TK Valve supplies ball valves for the oil and gas production and transmission industry.

The purchase price exceeded the fair value of the net assets acquired by approximately $122 million for Bredero Price and approximately $92 million for TK Valve. Both acquisitions were accounted for as purchases. The resulting goodwill is being amortized on a straight-line basis over 40 years. The Consolidated Statement of Earnings includes the results of operations of Bredero Price from February 1, 1993 and TK Valve from April 1, 1993.

- -------------------------------------------------------------------------------

The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises (in millions except per share amounts):

                                             Unaudited
                                            Years Ended
                                            October 31,
                                        -------------------
                                          1993       1992
                                        --------   --------

  Sales and service revenues..........  $4,305.7   $4,055.6
                                        ========   ========
  Earnings before extraordinary item
   and accounting changes.............  $  135.2   $   64.4
                                        ========   ========
  Net earnings (loss).................  $  135.2   $ (335.7)
                                        ========   ========
  Per share:
  Earnings before extraordinary
   item and accounting changes........  $    .98   $    .48
                                        ========   ========
  Net earnings........................  $    .98  $  (2.48)
                                        ========  ========

In 1992, the Company acquired all of the shares of AVA International Corp. (AVA) in exchange for 1.9 million shares of the Company's common stock with a value of $43.3 million and $1.9 million cash. AVA produces well completion products that are sold primarily in foreign markets. The transaction, which was accounted for as a purchase, resulted in goodwill of $39.3 million which is being amortized on a straight-line basis over 40 years. The pro forma effect of the AVA acquisition was not significant.

Note E - Long-Term Contracts
- -------------------------------------------------------------------------------

Consistent with industry practice, service revenues and cost of services include the value of materials, equipment and labor contracts furnished by customers and for which the Company is responsible for the ultimate acceptability of performance of the project based on such material, equipment or labor. The value of such items was $112.4 million, $114.0 million and $471.7 million for the years ended October 31, 1993, 1992 and 1991, respectively.

Amounts billed in excess of revenues recognized to date are included in current liabilities under advances from customers on contracts.

Note F - Inventories
- -------------------------------------------------------------------------

Inventories on the LIFO method were $77.9 million and $73.9 million at October 31, 1993 and 1992, respectively. Under the average cost method, inventories would have increased by $92.2 million and $98.8 million at October 31, 1993 and 1992, respectively.

- ---------------------------------------------------------------------

During 1992, the Company experienced significant quantity reductions in LIFO inventories which were carried at lower costs that prevailed in prior years. Quantity reductions reduced the cost of sales by $14.6 million and increased earnings, net of tax, by $9.5 million or $.06 per share in 1992.

Inventories are stated net of progress payments received on contracts of $175.7 million and $118.9 million at October 31, 1993 and 1992, respectively.

Note G - Income Taxes
- -------------------------------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS
109), Accounting for Income Taxes, as of November 1, 1991. The 1992 Statement of Earnings includes a charge of $40.8 million for the cumulative effect of the change. Prior year financial statements were not restated when SFAS 109 was adopted.

The domestic and foreign components of earnings before income taxes of continuing operations consist of the following (in millions):


                                                   1993       1992       1991
                                                  ------     ------     ------

  Domestic....................................    $137.5     $ 64.7     $144.4
  Foreign.....................................     113.6       78.8       95.0
                                                  ------     ------     ------
    Total earnings before
      income taxes............................    $251.1     $143.5     $239.4
                                                  ======     ======     ======

The components of the provision for income taxes of continuing operations are as follows (in millions):

                                                   1993       1992       1991
                                                  ------     ------     ------
  Current
    U.S. Federal..............................    $ 46.6     $ 45.4     $ 51.9
    State.....................................       3.2        2.0        4.1
    Foreign...................................      47.7       41.5       47.2
                                                  ------     ------     ------
                                                    97.5       88.9      103.2
                                                  ------     ------     ------
  Deferred
    U.S. Federal..............................     (19.0)     (28.4)      (9.3)
    Foreign...................................       3.2        3.9       (2.3)
                                                  ------     ------     ------
                                                   (15.8)     (24.5)     (11.6)
                                                  ------     ------     ------

    Total income tax provision................    $ 81.7     $ 64.4     $ 91.6
                                                  ======     ======     ======

Under the provisions of SFAS 109, the tax benefits of loss and credit carryforwards can be recognized in the period they arise if certain realization criteria are met. As a result of these provisions, the tax benefits attributable to approximately $40 million domestic carryforwards and $28 million of foreign carryforwards were reflected as a reduction in the 1992 cumulative effect charge referred to above.

- ---------------------------------------------------------------------

The 1991 current taxes of $103.2 contain a charge of $5.6 million equivalent to income taxes which would have been incurred had net operating loss carryforwards not been available. The income tax benefits resulting from utilizing the operating loss carryforwards are presented as an extraordinary item in 1991.

Since the Company plans to continue to finance foreign operations and expansion through reinvestment of undistributed earnings of its foreign subsidiaries (approximately $537 million at October 31, 1993), no provisions are generally made for U.S. or additional foreign taxes on such earnings. When the Company identifies exceptions to the general reinvestment policy, additional taxes are provided.

The following is a reconciliation of income taxes at the U.S. Federal income tax rate (34.8% for 1993 and 34% for 1992 and 1991) to the provision for income taxes for continuing operations reflected in the Consolidated Statements of Earnings (in millions):

                                      1993     1992     1991
                                     ------   ------   ------

  Provision for income taxes at
    statutory rates................  $ 87.5   $ 48.8   $ 81.4
  Minority interest's share of
    domestic partnership earnings      (7.9)    (3.1)    (4.8)
  Enacted tax rate change..........    (8.7)      .-       .-
  Withholding taxes and foreign
    income taxes on branch
    profits........................    16.2     15.1     11.2
  Utilization of foreign tax
    credits........................   (20.6)   (15.1)   (19.7)
  Foreign losses not benefited.....     8.8     12.4      7.7
  Foreign taxes in excess of
    U.S. rate on foreign
    earnings.......................     2.5      2.1      7.4
  Additional taxes for
    repatriation of foreign
    earnings.......................     4.1      4.9      7.4
  Benefit of tax basis of
    property in excess of
    book value.....................      .-     (1.4)    (3.4)
  State and local income taxes,
    net of U.S. Federal income
    tax benefit....................     2.1      1.3      2.3
  Other............................    (2.3)     (.6)     2.1
                                     ------   ------   ------
    Provision for income taxes.....  $ 81.7   $ 64.4   $ 91.6
                                     ======   ======   ======

- -------------------------------------------------------------------

Deferred income tax benefits result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The deferred income tax provisions (credits) related to the following (in millions):

                                                   1993       1992       1991
                                                  ------     ------     ------


 Post retirement benefits.....................    $  5.4     $(11.2)    $   .-
 Litigation settlement........................     (24.3)        .-         .-
 Restructuring costs..........................       9.4      (17.3)        .-
 Enacted tax rate change......................      (8.7)        .-         .-
 Other items including warranty,
  insurance and similar accruals..............       2.4        4.0      (11.6)
                                                  ------     ------     ------
    Total deferred taxes......................    $(15.8)    $(24.5)    $(11.6)
                                                  ======     ======     ======

The components of the net deferred tax asset as of October 31, 1993, were as follows (in millions):

                                                  1993       1992
                                                 ------     ------
 Deferred tax assets:
  Post retirement benefits....................   $195.8     $201.2
  Warranty reserves...........................     15.1       14.1
  Restructuring costs.........................      7.9       17.3
  Insurance reserves..........................     33.7       32.4
  Bad debt....................................     18.4       19.4
  Pension.....................................      5.7        9.0
  Deferred compensation.......................     12.8       12.8
  Litigation settlement.......................     24.3         .-
  Net operating loss carryforwards............     18.7       17.6
  Other items.................................     54.2       21.3
  Valuation allowance.........................    (34.7)     (30.5)
                                                 ------     ------
    Total deferred tax asset..................    351.9      314.6
  Deferred tax liability - Depreciation.......    (21.8)     (13.0)
                                                 ------     ------
  Net deferred tax asset.......................  $330.1     $301.6
                                                 ======     ======

At October 31, 1993, the Company had foreign operating loss carryforwards of approximately $54 million that had not been benefited. The tax benefit of these losses is recorded as a deferred tax asset and offset with a corresponding valuation allowance. These losses are available to reduce the future tax liabilities of their respective foreign entity. Approximately $42 million of these losses will carryforward indefinitely while the remaining amounts expire at various dates from 1994 to 2002.

The net change of $4.2 million in the valuation allowance for deferred tax assets related all to changes in foreign loss carryforwards.

Note H - Short-Term Debt
- ------------------------------------------------------------------

Short-term debt at October 31, 1993 consisted of $216 million of domestic commercial paper maturing on December 31, 1993 and $13.5 million of primarily foreign bank loans.

The Company has short-term committed bank lines of credit totalling $250 million of which $216.0 million support commercial paper. Such lines provide for borrowings at the prevailing interest rates. The lines of credit may be used by the Company and certain foreign subsidiaries, and include Eurodollars and foreign currencies. The lines of credit may be terminated at the option of the banks or the Company.

Loan arrangements have been established with banks outside the United States, under which the Company's foreign subsidiaries may borrow on an overdraft and short-term note basis. At October 31, 1993, the amount available and unused under these arrangements aggregated $114.2 million.

Note I - Long-Term Debt
- ------------------------------------------------------------------

Long-term debt is summarized as follows (in millions):

                                        1993    1992
                                       ------   -----

 Notes, 6 1/4%, due 2000               $300.0   $  .-
 Sinking fund debentures,
  11 3/4%, due 2007.................       .-    62.5
 Notes payable under institutional
  loan agreements, 8%, due in
  annual installments to
  June 1997.........................       .-    11.3
 Other loan agreements, 3 1/2% to
  11 7/8%, due in installments to
  2003..............................      9.6    17.7
                                       ------   -----
                                        309.6    91.5
 Less portion due within one year...      1.3    67.0
                                       ------   -----

                                       $308.3   $24.5
                                       ======   =====

In June 1993, the Company made a public offering of debt securities in the form of $300.0 million of 6.25% Notes due 2000 from which the Company received $298.2 million in proceeds. The proceeds were used to retire short-term debt that was issued to acquire Bredero Price Holding B.V. and TK Valve & Manufacturing, Inc. (See Note D). The interest is payable semi-annually on May 15 and November 15.

During 1992 the Company redeemed $133.1 million of Sinking Fund Debentures at redemption prices ranging from 100% to 106% of principal amount. On November 2, 1992, the Company redeemed the remaining $62.5 million in principal amounts of its 11 3/4% Sinking Fund Debentures due 2007 at a redemption price of 105.68%. The resulting loss was accrued as of October 31, 1992. The $9.8 million total losses on the debenture redemptions above are reported net of taxes of $3.5 million as an extraordinary loss in the 1992 Statement of Earnings.

Note J - Employee Incentive Plans
- -------------------------------------------------------------------------------

Stock Compensation Plan
- -----------------------

The Company's shareholders have approved the 1992 Stock Compensation Plan which includes a Stock Option Program, a Restricted Incentive Stock Program and a Performance Stock Unit Program.

The Stock Option Program provides for the granting of options to officers and key employees for purchase of the Company's common shares. The Plan is administered by the Executive Compensation Committee of the Board of Directors, whose members are not eligible for grants under the Plan. No option can be for a term of more than ten years from date of grant. The option price is recommended by the committee, but cannot be less than 100% of the average of the high and low prices of the shares on the New York Stock Exchange on the day the options are granted. The exercise price for options granted during 1993 increases on the annual anniversary dates of grant.

Changes in outstanding options during the three years ended October 31, 1993 and options exercisable at October 31, 1993 are as follows:


  Outstanding at November 1, 1990                          478,806
    Granted at $20.3125                                    142,800
    Exercised at $9.125 to $21.250                         (91,956)
    Canceled or expired                                     (3,900)
                                                         ---------
  Outstanding at October 31, 1991                          525,750
    Granted at $19.125 to $20.000                          220,449
    Exercised at $9.125 to $21.250                        (116,505)
    Canceled or expired                                    (43,845)
                                                         ---------
  Outstanding at October 31, 1992                          585,849
    Granted at $17.375 to $21.000                        1,110,000
    Exercised at $9.125 to $21.250                        (166,959)
    Canceled or expired                                    (10,143)
                                                         ---------
  Outstanding at October 31, 1993                        1,518,747
                                                         =========
  Exercisable at $9.125 to $25.1563                        574,027
                                                         =========


Shares reserved for granting of future options under the 1992 plan were 8,814,762 shares at October 31, 1993.

Deferred Compensation Plan
- --------------------------

Under the Deferred Compensation Plan, a portion of the incentive compensation for officers and key employees can be deferred in the form of common stock units or in cash for payment after retirement or termination of employment. Payments are made either in common shares of the Company or in cash at the equivalent market value of the common stock units at the option of the employee. Deferred compensation was $38.9 million at October 31, 1993 and $39.8 million at October 31, 1992.

Note K - Capital Shares
- -------------------------------------------------------------------------------

Changes in issued common shares during the three years ended October 31, 1993 are as follows:

  Shares at October 31, 1990                     166,585,516
  Issued under employee benefit and
    dividend reinvestment plans                       10,600
                                                 -----------
  Shares at October 31, 1991                     166,596,116
                                                 -----------
  Shares at October 31, 1992                     166,596,116
                                                 -----------
  Shares at October 31, 1993                     166,596,116
                                                 ===========

Changes in common shares held in treasury during the three years ended October 31, 1993 are as follows:

  Treasury shares at October 31, 1990            31,011,271
    Purchased                                     1,912,029
    Issued under dividend reinvestment plans       (631,637)
                                                 ----------
  Treasury shares at October 31, 1991            32,291,663
    Issued in connection with the acquisition
      of a business                              (1,925,354)
    Issued under benefit and dividend
      reinvestment plans                           (697,009)
                                                 ----------
  Treasury shares at October 31, 1992            29,669,300
    Issued under benefit and dividend
      reinvestment plans                           (685,705)
                                                 ----------
  Treasury shares at October 31, 1993            28,983,595
                                                 ==========

Preferred Stock Purchase Rights
- -------------------------------

In 1990, the Company issued one new Preferred Stock Purchase Right for each outstanding share of the Company's Common Stock. The Rights will expire in 2000 unless they are redeemed earlier.

The Rights will generally not be exercisable until after 10 days (or such later time as the Board of Directors may determine) from the earlier of a public announcement that a person or group has, without Board approval, acquired beneficial ownership of 15% or more of the Company's Common Stock or the commencement of, or public announcement of an intent to commence, a tender or exchange offer which, if successful, would result in the offeror acquiring 30% or more of the Company's Common Stock. Once exercisable, each Right would entitle its holder to purchase 1/100 of a share of the Company's Series A Junior Preferred Stock at an exercise price of $90, subject to adjustment in certain circumstances.

If the Company is acquired in a merger or other business combination not previously approved by the Company's Continuing Directors, each Right then exercisable would entitle its holder to purchase at the exercise price that number of shares of the surviving company's common stock which has a market value equal to twice the Right's exercise price. In addition, if any person or group (with certain exceptions) were to acquire beneficial ownership of 15% or more of the Company's Common Stock (unless pursuant to a transaction approved by the Company's Continuing Directors), each Right would entitle all rightholders, other than the 15% stockholder or group, to purchase that number of Series A Junior Preferred Stock having a market value equal to twice the Right's price.

- -------------------------------------------------------------------------------

- -------------------------------------------

The Rights may be redeemed by the Company for $.01 per Right until the tenth day after a person or group has obtained beneficial ownership of 15% or more of the Company's Common Stock (or such later date as the Continuing Directors may determine).

The Rights are not considered to be common stock equivalents because there is no indication that any event will occur which would cause them to become exercisable.

Note L - Commitments and Contingencies
- -------------------------------------------------------------------------------

Parker & Parsley Litigation
- ---------------------------

The Company was involved in litigation brought by Parker & Parsley Petroleum Company and related plaintiffs in 1989. On April 19, 1993, the Company entered into an agreement in principle to settle with the plaintiffs in the Parker & Parsley litigation, whereby the Company, without admitting any wrong doing, agreed to pay $57.5 million to settle all current and future claims brought forth by the plaintiffs. The settlement was paid on May 26, 1993. Legal actions arising from the same facts filed by Glyn Snell, et. al., and working interest owners who did not participate in the Parker & Parsley case (Texas Ten vs. Dresser et. al.) remain outstanding.

The Company recorded a Special Charge of $65.0 million in 1993 to cover the Parker & Parsley settlement, legal fees and other expenses related to the Parker & Parsley litigation, the Glyn Snell, et. al. litigation, and the working interest owners litigation.

The Company believes that it has insurance coverage for the amounts that it has paid or will pay pursuant to the above-described settlement of the litigation, and in fact $13.5 million has been received from certain insurance carriers. However, other insurance carriers have denied coverage, and the Company is engaged in litigation with these carriers seeking recovery of the costs and expenses incurred by the Company in the defense and settlement of the litigation. The Company's claim includes the $57.5 million settlement, as well as all unreimbursed costs and expenses incurred by the Company in defending the action. The insurance carriers had previously sued seeking a declaration that the claims asserted by the Company are not covered by the relevant insurance policies. The carrier's action has been abated in favor of the action brought by the Company. Discovery in the action is proceeding. Trial is currently scheduled for April, 1994. The Company also believes it has insurance coverage with respect to claims made in the suits brought by royalty owners and working interest owners. The amount and timing of any recoveries from the insurance carriers cannot be determined with certainty. Any recoveries will be recognized when amounts can be determined with certainty.

- -------------------------------------------------------------------------------

Asbestosis Litigation
- ---------------------

The Company has approximately 42,800 pending claims (approximately 12,000 filed in 1993) in which it is alleged that third parties sustained injuries and damages resulting from inhalation of asbestos fibers used in products manufactured by the Company and its predecessor companies. The Company has never been a miner or processor of asbestos but did produce a few refractory products that contained some asbestos. Approximately 50% of the pending claims allege injury as a result of exposure to such products, while the other 50% of the claimants allege injury as a result of exposure to asbestos gaskets and packings used in other products manufactured by the Company.

Since 1976, the Company has tried, settled or summarily disposed of approximately 13,000 such claims for a total cost of $29 million including legal fees. The Company has entered into agreements with insurance carriers with respect to such claims. Management has no reason to believe the carriers will not be able to meet their obligations pursuant to the agreements. Under the agreements, insurance covers 60%-67% of legal fees and any settlements or awards. The net cost to the Company after recoveries from the carriers has been approximately $10 million. Of the 13,000 claims settled, approximately 80% relate to cases involving refractory products. Any future refractory product claims filed are the responsibility of INDRESCO Inc. pursuant to an agreement entered into at the time of the spin-off. The Company has provided for the estimated exposure, based on past experience, for the remaining open cases involving refractory products. The Company has also provided for estimated exposure relating to non-refractory product claims. However, the Company has less experience in settling such claims. Generally when settlements have been made, the amounts involved are substantially lower than the claims involving refractory products.

In 1993, the Company did sustain an adverse judgment in cases filed by employees of Ingalls Shipyard in Pascagoula, Mississippi. The Company's share of damages awarded in six cases amounted to $3.8 million plus 10% add on for punitive damages. The judgment does not conform to the Company's past experience and was not in accord with the evidence. The court has entered judgment in the case and the Company has filed the appropriate post trial motions. The court has not ruled on the motions. If relief is denied, the Company will appeal the decision. Any ultimate loss would be covered by the agreement with the insurance carriers and would not result in a net loss exceeding approximately $1 million. Management recognizes the uncertainties of litigation and the possibility that a series of adverse rulings could materially impact operating results. However, based upon the Company's historical experience with similar claims, the time elapsed since the Company discontinued sale of products containing asbestos, and management's understanding of the facts and circumstances which gave rise to such claims, management believes that the pending asbestos claims will be resolved without material effect on the Company's financial position or results of operations.

- -------------------------------------------------------------------------------

Quantum Chemical Litigation
- ---------------------------

In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility. Quantum is seeking $200 million in actual damages and punitive damages equal to twice the actual damages claimed. Kellogg has answered denying the claim and has filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud. Discovery in the action is proceeding, and trial is set for April 11, 1994. Management believes the Quantum lawsuit is totally without merit and will be resolved without material adverse effect on the Company's financial position or results of operations.

Other Litigation
- ----------------

The Company and its subsidiaries are involved in certain other legal actions and claims arising in the ordinary course of business. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, based upon the nature of and management's understanding of the facts and circumstances which gave rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

Environmental Matters
- ---------------------

The Company is identified as a potentially responsible party in 67 Superfund sites. Primary responsibility for eight of these sites was assumed by INDRESCO Inc. at the time of the INDRESCO spin-off in 1992 (See Note O). At three of the 67 sites, Fisher-Calo, Bio-Ecology, and Operating Industries, the Company may be responsible for remediation costs ranging between $200,000 and $1 million. The Company previously has entered into de minimis settlements in respect of several other Superfund sites. Based upon the Company's historical experience with similar claims and management's understanding of the facts and circumstances relating to the sites other than Fisher-Calo, Bio-Ecology, and Operating Industries, management believes that the other situations will be resolved at nominal cost to the Company.

Other
- -----

The Company and certain subsidiaries are contingently liable as guarantors of obligations aggregating approximately $200 million at October 31, 1993, of which $170.0 million were guarantees of loans to Komatsu Dresser Company, a partnership in which INDRESCO Inc. (See Note O) has an ownership interest. Obligations to guarantee loans to Komatsu Dresser Company expired November 1, 1993. The Company has no further obligations regarding Komatsu Dresser Company.

- -------------------------------------------------------------------------------

- -----------------

Total rental and lease expense charged to earnings was $74.7 million in 1993, $66.4 million in 1992 and $73.7 million in 1991. At October 31, 1993, the aggregate minimum annual obligations under noncancelable leases were: $36.4 million for 1994; $28.4 million for 1995; $20.7 million for 1996; $11.6 million for 1997; $9.1 million for 1998; and $49.8 million for all subsequent years. The lease obligations related primarily to general and sales office space and warehouses.

Note M - Postretirement and Postemployment Benefits
- -------------------------------------------------------------------------------

Benefits Other than Pensions
- ----------------------------

The Company sponsors a number of plans providing health and life insurance benefits for retired U.S. bargaining and non-bargaining employees meeting eligibility requirements. Although certain plans are contributory, the Company has generally absorbed the majority of the costs. The Company funds the benefit plans as claims and premiums are paid.

The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefit Plans Other than Pensions (SFAS
106), for its U.S. benefit plans as of November 1, 1991. The Company elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect as of November 1, 1991, reflected in the Statement of Earnings for the year ended October 31, 1992 as cumulative effect of an accounting change, was as follows (in millions, except per share amount):


 Accrued postretirement benefit             $ 644.0
 Amount applicable to minority interests     (101.0)
                                            -------
                                              543.0
 Income tax benefit                          (190.0)
                                            -------
 Decrease in net earnings                   $ 353.0
                                            =======
 Decrease in earnings per common share      $  2.61
                                            =======

The effects of postretirement benefits for non-U.S. employees, which supplement foreign government plans, are not significant under SFAS 106.

During fiscal 1993, the Company, Dresser-Rand and Ingersoll-Dresser Pump Company adopted amendments to certain postretirement medical benefit plans, primarily the non-union plans. The major amendments included the elimination of benefits for younger employees and the introduction of limits on the amount of future cost increases which will be absorbed by the companies. These amendments resulted in a curtailment gain of $12.8 million which was recognized in 1993 and unrecognized gains of $208.3 million which will be recognized as a reduction in benefit expense on a straight line basis over the periods ranging from 12 years to 18 years.

- -------------------------------------------------------------------------------

- ----------------------------------------

The liability of the U.S. plans at October 31, 1993 and 1992 was as follows (in millions):

                                                   1993      1992
                                                  ------    ------
  Actuarial present value of accumulated
    postretirement benefit obligation:
      Retirees                                    $306.6    $411.1
      Fully eligible active plan participants       72.0     102.7
      Other active plan participants               121.1     163.7
                                                  ------    ------
        Total accumulated postretirement
          benefit obligation                       499.7     677.5
      Unamortized gains from plan amendments       198.5        .-
      Unrecognized net loss                        (28.2)       .-
                                                  ------    ------
  Accrued postretirement benefit liability        $670.0    $677.5
                                                  ======    ======

Accrued compensation and benefits on the Balance Sheet include the current portion of the benefit liability.

The net periodic postretirement benefit expense for the years ended October 31, 1993 and 1992 included the following components (in millions):

                                                  1993       1992
                                                  -----      -----

  Service cost for benefits earned                $ 7.6      $11.8
  Interest cost on accumulated postretirement
    benefit obligation                             40.4       53.0
  Net amortization of unrecognized gain            (9.8)        .-
                                                  -----      -----
  Net periodic postretirement benefit cost        $38.2*     $64.8*
                                                  =====      =====
   Actual benefits paid                           $22.1      $22.7
                                                  =====      =====

 *Includes $14.3 million in 1993 and $20 million in 1992 for Dresser-Rand
  Company which was not consolidated in 1992.

Assumptions used to calculate the Accumulated Postretirement Benefit Obligation were as follows:

 Discount rate -
    October 31, 1993........................      7.0%
    October 31, 1992........................      8.5%

  Health care trend rate (weighted based on participant count) -
      October 31, 1993 - 13% for 1993 declining to 5.5% in 2003 and level thereafter.
      October 31, 1992 - 15% for 1992 declining to 6.0% in 2006 and level thereafter.

The above changes in assumptions and changes in circumstances and experience resulted in an unrecognized net loss of $(28.2) million.

- -------------------------------------------------------------------------------

Benefits Other than Pensions (Continued)
- ----------------------------------------

A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of October 31, 1993 by approximately $44 million and would increase the net postretirement benefit cost for 1993 by approximately $5 million.

Defined Benefit Pension Plans
- -----------------------------

The Company has numerous defined benefit pension plans covering substantially all employees in the United States. The benefits for the U.S. plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. The benefits for the U.S. plans covering the hourly employees are based primarily on years of service. The U.S. plans are funded in accordance with the requirements of applicable laws and regulations. The U.S. plan assets are invested in cash, short-term investments, equities, fixed-income instruments and real estate at October 31, 1993.

The Company has additional defined benefit pension plans for employees outside the United States. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds these plans in amounts sufficient to meet the minimum funding requirements under governmental regulations, plus such additional amounts as the Company may deem appropriate.

The Company recognized a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' investment. The Company had recorded additional liabilities of $39.9 million and $19.5 million, intangible assets of $15.9 million and $12.6 million, and adjustments to shareholders' investment, net of income taxes, of $13.8 million and $4.0 million, as of October 31, 1993 and 1992, respectively.

Pension expense includes the following (in millions):

                                       1993     1992     1991
                                      ------   ------   ------

 Service cost for benefits earned...  $ 19.4   $ 18.2   $ 15.9
 Interest cost on projected
  benefit obligation................    36.9     32.7     27.1
 Actual return on plan assets.......   (36.0)   (35.0)   (26.8)
 Net amortization and deferral......      .7     (1.6)    (4.2)
                                      ------   ------   ------
  Net pension expense...............  $ 21.0   $ 14.3   $ 12.0
                                      ======   ======   ======

Cash contributions to the plans in 1993 were $38.7 million.

- -------------------------------------------------------------------------------

- -----------------------------------------

The funded status of the plans on the August 1 measurement dates was as follows (in millions):

                                             1993       1992
                                            -------    -------
 PLANS (PRIMARILY FOREIGN) WITH ASSETS
  EXCEEDING ACCUMULATED BENEFITS
 Actuarial present value of
  benefit obligations:
    Vested benefit obligation............   $ 116.6    $ 117.3
                                            =======    =======
     Accumulated benefit obligation......   $ 119.5    $ 120.1
                                            =======    =======
 Projected benefit obligation............   $ 134.5    $ 134.3
 Plan assets at fair value...............     212.6      201.4
                                            -------    -------
 Projected benefit obligation
  under plan assets......................      78.1       67.1
 Unrecognized net gain...................     (16.7)      (5.0)
 Prior service cost not yet
  recognized in net periodic
  pension cost...........................       2.0        3.7
 Unrecognized transition net asset.......     (21.1)     (26.6)
                                            -------    -------
 Prepaid pension costs recognized
  as of August 1.........................   $  42.3    $  39.2
                                            =======    =======
 PLANS (PRIMARILY DOMESTIC) WITH
  ACCUMULATED BENEFITS EXCEEDING ASSETS
 Actuarial present value of benefit
  obligations:
    Vested benefit obligation............   $ 268.0    $ 191.4
                                            =======    =======
    Accumulated benefit obligation.......   $ 291.8    $ 209.0
                                            =======    =======
 Projected benefit obligation............   $ 364.6    $ 298.8
 Plan assets at fair value...............     212.8      160.4
                                            -------    -------
 Projected benefit obligation
  over plan assets.......................    (151.8)    (138.4)
 Unrecognized net loss...................      56.5       26.5
 Prior service cost not yet
  recognized in net periodic
  pension expense........................      24.1       23.5
 Unrecognized transition net
  obligation.............................       5.3        6.0
 Adjustment required to recognize
  minimum liability......................     (39.9)     (19.5)
                                            -------    -------
 Pension liability recognized as of
  August 1...............................   $(105.8)   $(101.9)
                                            =======    =======

On the Balance Sheet, other assets include prepaid pension costs and accrued compensation and benefits include the current portion of the pension liabilities.

- -------------------------------------------------------------------------------

Defined Benefit Pension Plans (Continued)
- -----------------------------------------

Contributions made in August and October 1993 to the trust for the pension plans decreased the liability for plans with accumulated benefits exceeding assets by $7.2 million.

The actuarial assumptions used in determining funded status of the plans were as follows:

 U.S. PLANS                                             1993          1992
                                                   -------------  -------------
 Discount rate...................................      7.0%          8.75%
 Expected long-term rate of
  return on assets...............................  8.5% to 9.0%   8.5% to 9.0%
 Rate of increase in
  compensation levels............................  3.5% to 4.0%   5.0% to 5.5%

 FOREIGN PLANS                                         1993          1992
                                                   ------------   ------------
 Discount rate...................................  5.0% to 10.5%  5.0% to 12.5%
 Expected long-term rate of
  return on assets...............................  7.5% to 12.0%  7.5% to 13.5%
 Rate of increase in
  compensation levels............................  3.0% to 7.5%   3.0% to 11.0%

The changes in assumptions in 1993 increased the projected benefit obligation by approximately $40 million.

Defined Contribution Plans
- --------------------------

The Company has defined contribution plans for most of its U.S. salaried employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various funds established by the plans. The cost of these plans was $12.5 million, $8.8 million and $7.1 million in 1993, 1992 and 1991, respectively.

Postemployment Benefits
- -----------------------

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112), which requires that accrual accounting be used for the cost of benefits provided to former or inactive employees who have not yet retired. Such benefits include salary continuation, disability, severance and health care. Under SFAS 112, the cost of benefits must be accrued either over the employee's service period or at the date of an event that gives rise to the benefits. SFAS 112 must be adopted by the Company no later than fiscal year 1995.

The Company currently accrues the cost of some benefits covered by SFAS 112 but not all. SFAS 112 requires a cumulative catch-up charge to earnings upon adoption. The Company has not determined the amount of the cumulative adjustment. The Company expects to adopt SFAS 112 in the first quarter of fiscal 1995.

Note N - Supplementary Earnings Statement Information and Special Charges
- -------------------------------------------------------------------------------

Earnings per common share are based on the average number of common shares outstanding during each period. The average common shares outstanding were
137.3 million in 1993, 135.5 million in 1992 and 134.2 million in 1991. Common stock equivalents do not have a material effect on earnings per share.

Depreciation of property, plant and equipment charged to earnings amounted to $141.5 million in 1993, $87.5 million in 1992 and $78.9 million in 1991. The increase in 1993 is primarily due to the consolidation of Dresser-Rand.

Amortization of intangibles was $17.2 million in 1993, $11.1 million in 1992 and $10.6 million in 1991 and is included in selling, engineering, administrative and general expenses.

Engineering, research and development costs were $152.9 million in 1993, and $94.0 million in 1992 and 1991. Research and development costs, as defined by Statement of Financial Accounting Standards No. 2, charged to earnings were $81.5 million in 1993, $11.0 million in 1992 and $9.4 million in 1991. The increases in 1993 costs are primarily due to the consolidation of Dresser-Rand.

The components of other income (deductions), net on the Consolidated Statements of Earnings are as follows (in millions):

                                1993    1992     1991
                                -----  ------   ------

  Gain on business disposal..   $  .-  $ 18.2   $  3.5
  Equity earnings............    15.7    10.3      7.3
  Other income...............    12.3    13.2     19.0
  Foreign exchange...........     2.9   (10.9)   (13.1)
                                -----  ------   ------
                                $30.9  $ 30.8   $ 16.7
                                =====  ======   ======

Special Charges
- ---------------

The Company recorded special charges totalling $74.1 million in 1993. The charges included $65.0 million to cover settlement, legal fees and expenses of the Parker & Parsley and related litigation (See Note L) and $13.2 million for restructuring and termination costs partially offset by a $4.1 million gain from curtailment of retiree medical benefits. The curtailments resulted from employee terminations associated with plant closings. The special charges reduced segment operating profit by $6.9 million and the remaining $67.2 million was reflected as nonsegment expenses.

In 1992, the Company recorded special charges totalling $70.0 million. The charges provided $35.0 million for the restructuring of the pump joint venture, $25.0 million for restructuring and termination costs in other operations, and $10.0 million primarily for the settlement of special warranty claims. The special charges reduced segment earnings of Oilfield Services by $17.1 million and Hydrocarbon Processing Industry by $49.3 million. The remaining $3.6 million was reflected as nonsegment expenses.

Note O - Discontinued Operations
- -------------------------------------------------------------------------------

In 1992, the Company decided to dispose of its Environmental Products business and recorded a $12.0 million charge for the estimated costs of disposal and future operating losses.

Effective August 1, 1992, the Company divested its industrial products and equipment businesses including its 50% interest in Komatsu Dresser Company. The divestiture/spin-off was accomplished by a distribution of one INDRESCO share for every five shares of the Company's common stock.

The results of operations net of income taxes for Environmental Products (including the $12 million charge in 1992) and for the INDRESCO businesses are reported as discontinued operations.

Summarized information on the Discontinued Operations is as follows (in millions):

                                   1992      1991
                                  ------    ------

 Net sales                        $469.0    $709.9
                                  ======    ======
 Earnings (loss) before
  income taxes                    $(39.2)   $ 13.4
 Income tax expense (benefit)       (3.9)      5.6
                                  ------    ------
  Net earnings (loss) before
    extraordinary item             (35.3)      7.8
 Tax benefits from loss
  carryforwards                       .-       1.4
                                  ------    ------
    Net earnings (loss)           $(35.3)   $  9.2
                                  ======    ======

Note P - Information by Industry Segment and Geographic Area
- -------------------------------------------------------------------------------

The Company's industry segments are outlined below. See Notes C and O for information about changes in joint venture operations and discontinued operations.

  Oilfield Services
  -----------------

  The Segment provides products and technical services utilized in the worldwide search for and development of crude oil and natural gas through exploration, drilling and production activities. Principal products and services of consolidated operations include drilling fluid systems, rock bits, downhole production tools, pipe coating and ball valves. The Western Atlas unconsolidated joint venture, which the Company has agreed to sell as discussed in Note R, provides integrated reservoir description services, seismic services, core analysis and wireline logging services. The Bredero Price and TK Valve & Manufacturing acquired operations are included in this segment (See Note D).

- -------------------------------------------------------------------------------

  Hydrocarbon Processing Industry
  -------------------------------

  The Segment provides highly engineered products, which are essential to the transportation and processing of various hydrocarbon raw materials, the conversion of the hydrocarbon raw materials into higher value-added energy forms and the marketing of refined products. Principal products, services and systems of consolidated operations include compressors, turbines, diesel engines, measurement and control devices, gas meters, piping specialties and gasoline dispensing systems along with related repair services. The Ingersoll-Dresser Pump unconsolidated joint venture provides pumps along with related repair services.

  Engineering Services
  --------------------

  The Segment, which consists of the M. W. Kellogg Company, is involved in the design, engineering and construction of energy-related complexes throughout the world.

Total revenues include sales and services to unaffiliated customers and either intersegment sales and services or intergeographic area sales and services. The intersegment and intergeographic area sales and services are accounted for at prices which approximate arm's length market prices.

Operating profit consists of total revenues less total operating expenses and includes equity earnings or losses from unconsolidated affiliates. General corporate expenses, foreign exchange gains or losses, interest income and expense, and other income and expenses (including administrative and general expenses applicable to divested operations) not identifiable with a segment have been excluded in determining operating profit. Identifiable assets are those assets that are identified with particular segments. Corporate assets are principally cash and cash equivalents and deferred income tax benefits.

Industry Segment Financial Information
- --------------------------------------

The financial information by industry segment for the years ended October 31, 1993, 1992 and 1991 is included in Item 7., Management's Discussion and Analysis on pages 18 to 20 of this report, and is an integral part of this Note to Consolidated Financial Statements.

- -------------------------------------------------------------------------------

Geographic Area Financial Information
- -------------------------------------

The financial information by Geographic Area for the years ended October 31, 1993, 1992 and 1991 is as follows (in millions):

                                        1993       1992       1991
                                      --------   --------   --------
Sales and service revenues
  United States.....................  $2,314.4   $2,233.3   $2,218.0
  Canada............................     116.3       81.0       96.4
  Latin America.....................     185.6      115.2      135.6
  Europe............................     986.0      911.4      944.7
  Mid East, Far East and Africa          613.7      456.1      575.6
Intergeographic area sales
 and service revenues
  United States.....................     252.8      146.1      149.4
  Canada............................       3.4        2.8        1.6
  Latin America.....................        .7        2.1        1.8
  Europe............................      78.6       40.0       43.0
  Mid East, Far East and Africa.....      24.3       31.2       24.9
 Eliminations.......................    (359.8)    (222.2)    (220.7)
                                      --------   --------   --------
  Total sales and service revenues    $4,216.0   $3,797.0   $3,970.3
                                      ========   ========   ========
Operating profit
 United States......................     179.8   $   61.9   $  179.1
 Canada.............................      12.8        4.1       10.4
 Latin America......................       8.1       15.1        9.8
 Europe.............................      77.9       43.1       52.4
 Mid East, Far East and Africa......      81.7       54.9       24.0
 Adjustments and Eliminations.......        .2        (.7)     (11.8)
                                      --------   --------   --------
  Subtotal..........................     360.5      178.4      263.9
                                      --------   --------   --------
Major Joint Ventures
 United States......................      24.8       19.7       35.1
 Canada.............................        .8        2.9        1.5
 Latin America......................        .7        5.7       11.7
 Europe.............................      17.8       34.6       24.0
 Mid East, Far East and Africa......      16.5       17.7        7.5
                                      --------   --------   --------
  Subtotal..........................      60.6       80.6       79.8
                                      --------   --------   --------
    Total operating profit..........  $  421.1   $  259.0   $  343.7
                                      ========   ========   ========
Identifiable assets
 United States......................  $1,888.8   $1,769.6   $1,375.0
 Canada.............................      65.9       74.3       55.9
 Latin America......................     154.9      194.9      100.9
 Europe.............................     880.2      603.1      628.4
 Mid East, Far East and Africa......     287.5      146.3      141.5
 Adjustments and eliminations.......    (155.5)    (131.4)    (138.7)
                                      --------   --------   --------
  Total identifiable assets.........  $3,121.8   $2,656.8   $2,163.0
                                      ========   ========   ========
United States export sales
 Canada.............................  $   40.6   $   26.0   $   38.4
 Latin America......................     165.1      108.0       71.2
 Europe.............................      44.4       29.6       19.1
 Mid East, Far East and Africa......     371.4      243.1      179.3
                                      --------   --------   --------
  Total United States export sales..  $  621.5   $  406.7   $  308.0
                                      ========   ========   ========

Note Q - Quarterly Financial Data (Unaudited)
- -------------------------------------------------------------------------------

                                            Quarters Ended
                                  ------------------------------------------
                                  January 31  April 30  July 31   October 31
                                  ----------  --------  --------  ----------
                                       In millions, except per share data
1993
 Net sales and
  service revenues..............   $ 923.7    $1,067.2  $1,064.8   $1,160.3
 Gross earnings.................     209.0       260.6     267.3      308.8

   Net earnings.................   $  19.5    $    2.7  $   34.8   $   69.7
                                   =======    ========  ========   ========

 Earnings per common share......   $   .14    $    .02  $    .26   $    .50
                                   =======    ========  ========   ========
1992
 Net sales and service
  revenues......................   $ 891.0    $  938.3  $  957.6   $1,010.1
 Gross earnings.................     194.5       206.2     227.8      246.5
 Net earnings (loss)
  Continuing operations.........      10.2        13.7      29.3       16.7*
  Discontinued operations.......      (6.0)        1.3     (12.0)     (18.6)**
                                   -------    --------  --------   --------
  Subtotal before
   extraordinary items and
   accounting changes...........       4.2        15.0      17.3       (1.9)
  Extraordinary items...........        .-        (3.7)       .-       (2.6)
  Cumulative effect of
   accounting changes...........    (393.8)         .-        .-         .-
                                   -------    --------  --------   --------
  Total net
   earnings(loss)...............   $(389.6)   $   11.3  $   17.3   $   (4.5)
                                   =======    ========  ========   ========
  Earnings (loss) per common
   share
   Continuing operations........   $   .08    $    .10  $    .21   $    .13
   Discontinued operations......      (.04)        .01      (.09)      (.14)
                                   -------    --------  --------   --------
    Subtotal before
     extraordinary items
     and accounting changes.....       .04         .11       .12       (.01)
   Extraordinary items..........       . -        (.03)      . -       (.02)
   Cumulative effect of
    accounting changes..........     (2.91)        . -       . -        . -
                                   -------    --------  --------   --------
       Total net earnings
        (loss)..................   $ (2.87)   $    .08  $    .12   $   (.03)
                                   =======    ========  ========   ========

* Includes after-tax special charges for restructuring costs, termination costs and special warranty claims of $36.0 million.
** Includes $12.0 million for the estimated costs of disposal and future operating losses.

Note R - Subsequent Events (Unaudited)
- -------------------------------------------------------------------------------

Merger with Baroid Corporation
- ------------------------------

On September 7, 1993, the Company and Baroid Corporation (Baroid) announced an agreement to merge the two companies. The agreement provides that, upon consummation of the merger, stockholders of Baroid will receive 0.40 shares of Dresser common stock for each share of issued and outstanding Baroid common stock and Baroid will become a wholly-owned subsidiary of Dresser.

The merger will be accounted for as a pooling of interests. Supplemental unaudited earnings statement information assuming the merger had occurred on November 1, 1990, is as follows (in millions except earnings per share):

                                                  Unaudited
                                           Years Ended October 31,
                                        -----------------------------
                                          1993      1992       1991
                                        --------  --------   --------

Net sales and service revenues........  $5,043.8  $4,551.8   $4,681.1
                                        ========  ========   ========
Earnings before extraordinary items
 and accounting changes...............  $  128.2  $   56.9   $  129.6
Extraordinary items...................        .-      (6.3)       6.1
Cumulative effect of
 accounting changes...................        .-    (393.8)        .-
                                        --------  --------   --------

Net earnings (loss)...................  $  128.2  $ (343.2)  $  135.7
                                        ========  ========   ========
Per share:
 Earnings before extraordinary items
  and accounting changes..............  $    .74  $    .34   $    .75
 Extraordinary items..................        .-      (.04)       .04
 Cumulative effect of
  accounting changes..................        .-     (2.29)        .-
                                        --------  --------   --------

Net earnings (loss)...................  $    .74  $  (1.99)  $    .79
                                        ========  ========   ========

Expenses associated with the merger of approximately $30.0 million less a tax benefit of $2.9 million, for a net special charge of $27.1 million or $0.16 per share, have been reflected in the combined results of operations for the year ended October 31, 1993 shown above.

The above supplemental unaudited earnings statement information includes Baroid information for the twelve months ended October 31, 1993, December 31, 1992 and December 31, 1991.

Following the merger, the Company is required by the United States Department of Justice to dispose of either its 64% general partnership interest in M-I Drilling Fluids Company or its 100% interest in Baroid Drilling Fluids Inc. prior to June 1, 1994. Dresser has not yet determined which drilling fluids company will be divested but is at present negotiating with interested parties. M-I Drilling Fluids Company revenues were $398 million and earnings before taxes were $25 million for the year ended October 31, 1993 and Baroid Drilling Fluids Inc. revenues were $372 million and earnings before taxes were $39 million for the same period.

- -------------------------------------------------------------------------------

Sale of Interest in Western Atlas International, Inc.
- -----------------------------------------------------

On December 8, 1993, Dresser and Litton Industries, Inc. announced an agreement for the sale of Dresser's 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton for $358 million in cash and $200 million in 7 1/2% notes due over seven years. The sale is expected to close in January, 1994 and will result in an after-tax gain of approximately $150 million that Dresser will recognize in the first quarter of fiscal year 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- ------  ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

   None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.
- -------   ----------------------------------------------

   Certain information required by this Item is incorporated by reference to Dresser's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Dresser Proxy Statement").

Item 11.  Executive Compensation.
- -------   ----------------------

   The information required by this Item is incorporated by reference to the Dresser Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
- -------  --------------------------------------------------------------

   The information required by this Item is incorporated by reference to the Dresser Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
- -------  ----------------------------------------------

   The information required by this Item is incorporated by reference to the Dresser Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------  ---------------------------------------------------------------

        (a) List of Financial Statements, Financial Statement Schedules and Exhibits.

             (1) and (2) - Response to this portion of Item 14 is submitted as a separate section of this report.

             (3) Response to this portion of Item 14 is submitted as a separate section of this report.

        (b)  Reports on Form 8-K.

             None.

        (c) Exhibits - Response to this portion of Item 14 is submitted as a separate section to this report. Management contracts or compensatory plans or arrangements in which Directors or executive officers participate are included in Exhibits 10.1 - 10.27.

        (d)  Financial Statement Schedules - The response to this portion of
             Item 14 is submitted as a separate section of this report. Separate financial statements for the formerly unconsolidated Dresser-Rand Company are filed because under the Rules of the Securities and Exchange Commission it constituted a significant subsidiary as of October 31, 1991. The financial statements of Dresser-Rand Company, together with the report of Price Waterhouse dated November 12, 1992, appearing on pages 3 through 17 of the accompanying Consolidated Financial Statements of Dresser-Rand Company are incorporated by reference in this report. With the exception of the aforementioned information, the Consolidated Financial Statements of Dresser-Rand Company is not to be deemed filed as a part of this Form 10-K Annual Report.

                                  UNDERTAKINGS

   For the purpose of complying with the rules governing registration statements on Form S-8 under the Securities Act of 1933 (as amended effective July 31,
1990), the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 2-76847 (filed April 5, 1982), 2-81536 (filed January 28, 1983), 33-26099 (filed December 21, 1988), 33-30821 (filed August
28, 1989), and 33-48165 (filed May 27, 1992):

   Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Registrant pursuant to the provisions of the Company's Restated Certificate of Incorporation, as amended, or otherwise, Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Registrant of expenses incurred or paid by a director, officer or controlling person of Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on, January 28, 1994.

                            DRESSER INDUSTRIES, INC.


                            By:  /s/ George H. Juetten
                                 ---------------------
                                     George H. Juetten,
                                     Vice President - Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 28, 1994.

              SIGNATURE                                 TITLE
              ---------                                 -----

*JOHN J. MURPHY                         Chairman of the Board and Director
(John J. Murphy)                        (Principal Executive Officer)


/s/ George H. Juetten                   Vice President - Controller
(George H. Juetten)                     (Principal Accounting  Officer)

*B. D. ST. JOHN                         Vice Chairman of the Board
(B. D. St. John)                        (Principal Financial Officer)

*WILLIAM E. BRADFORD
(William E. Bradford, Director)         (J. Landis Martin, Director)

*SAMUEL B. CASEY, JR.                   *W. GEORGE NANCARROW
(Samuel B. Casey, Jr., Director)        (W. George Nancarrow, Director)

                                        *LIONEL H. OLMER
(Lawrence S. Eagleburger, Director)     (Lionel H. Olmer, Director)

*RAWLES FULGHAM
(Rawles Fulgham, Director)              (Jay A. Precourt, Director)

*JOHN A. GAVIN                          *A. KENNETH PYE
(John A. Gavin, Director)               (A. Kenneth Pye, Director)

*RAY L. HUNT                            *RICHARD W. VIESER
(Ray L. Hunt, Director)                 (Richard W. Vieser, Director)


*BY:/s/ Stanley E. McGlothlin
    -------------------------
    Stanley E. McGlothlin
    (Attorney-In-Fact)

                                   FORM 10-K
                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED OCTOBER 31, 1993
                            DRESSER INDUSTRIES, INC.
                                 DALLAS, TEXAS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent accountants are included in Item 8:

                                                           Page
                                                          Number
                                                          ------
 Report of Independent Accountants                            22

 Consolidated Statements of Earnings(Loss)--
  Years ended October 31, 1993, 1992, and 1991                23

 Consolidated Balance Sheets--
  October 31, 1993 and 1992                                24-25

 Consolidated Statements of Shareholders' Investment--
  Years ended October 31, 1993, 1992 and 1991                 26

 Consolidated Statements of Cash Flows--
  Years ended October 31, 1993, 1992, and 1991                27

 Notes to Consolidated Financial Statements                28-55

The following consolidated financial statement schedules of Dresser Industries, Inc. and report of independent accountants are included herein:

 Schedule II--    Amounts Receivable from Related Parties and
                  Underwriters, Promoters, and Employees Other than Related Parties

 Schedule VIII--  Valuation and Qualifying Accounts

 Schedule IX--    Short-Term Borrowings

 Schedule X--     Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Separate financial statements for the formerly unconsolidated Dresser-Rand Company are filed because it constituted a significant subsidiary as of October 31, 1991. Effective October 1, 1992, Dresser-Rand Company became a majority-owned consolidated subsidiary. The following consolidated financial statements of Dresser-Rand Company and report of independent accountants are included herein:

 Financial Highlights

 Operations Review

 Report of Independent Accountants

 Consolidated Statements of Operations--
    Years ended September 30, 1992, 1991 and 1990

 Consolidated Balance Sheets--
    September 30, 1992 and 1991

 Consolidated Statements of Partners' Equity--
    Years ended September 30, 1992, 1991 and 1990

 Consolidated Statements of Cash Flows--
    Years ended September 30, 1992, 1991 and 1990

 Notes to Consolidated Financial Statements

Dresser-Rand Company Form 10-K Financial Schedules are included herein as follows:

 Report of Independent Accountants on Financial Statement Schedules

 Schedule V--     Property, Plant and Equipment

 Schedule VI--    Accumulated Depreciation, Depletion, and
                  Amortization of Property, Plant and Equipment

 Schedule VIII--  Valuation and Qualifying Accounts

 Schedule IX--    Short-Term Borrowings

 Schedule X--     Supplementary Income Statement Information

All other Dresser-Rand Company schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Separate financial statements are not presented for any of the other unconsolidated affiliates because none constitutes a significant subsidiary.

Summarized financial statement information for Ingersoll-Dresser Pump Company (49% owned) and Western Atlas International, Inc. (29.5% owned) is presented in Note C to Consolidated Financial Statements included in Item 8. Other 20% to 50% owned unconsolidated affiliates are not material.

    Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                   Dresser Industries, Inc. and Subsidiaries

                             (Millions of Dollars)

                     Col. A                Col. B        Col. C              Col. D                   Col. E
              ----------------------    ----------    ---------     ---------------------    ----------------------
                                          Balance                         Deductions
                                            at                       ---------------------        Balance at End
                                         Beginning                                 Amounts          of Period
Year Ended                                  of                        Amounts      Written    ----------------------
October 31        Name of Debtor          Period       Additions     Collected       Off      Current    Not Current
- ----------    ----------------------     ---------     ---------     ---------     -------    -------    -----------

   1993       Western Atlas
                International, Inc.         10.0            -           10.0          -           -            -

   1993       Ingersoll-Dresser
                Pump Company                   -          6.1              -          -         6.1            -

   1992       Western Atlas
                International, Inc.            -         10.0              -          -        10.0            -

   1991       Dresser-Rand Company          17.8         32.2           50.0          -           -            -




Note: Amounts receivable for purchases subject to the usual trade terms and other such items arising in the ordinary course of business are excluded.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES

                             (MILLIONS OF DOLLARS)

                                                                                         Col. C
                                                                                 ----------------------
                           Col. A                                     Col. B            Additions            Col. D       Col. E
                        ------------                                ----------   -----------------------   ----------   ----------
                                                                    Balance at   Charged to   Charged to                Balance at
                                                                    Beginning    Costs and       Other                    End of
                        DESCRIPTIONS                                of Period     Expenses     Accounts    Deductions     Period
                        ------------                                ----------   ----------   ----------   ----------   ----------
  ALLOWANCE DEDUCTED FROM ASSETS
     TO WHICH THEY APPLY
  Year ended October 31, 1993
    For doubtful receivables classified as current assets.........    $22.4         $ 7.3        $5.2(A)      $6.3(D)      $28.6
                                                                      =====         =====        ====         ====         =====
    For deferred tax asset valuation allowance classified as
     noncurrent assets............................................    $30.5         $ 4.2        $ .-         $  -         $34.7
                                                                      =====         =====        ====         ====         =====
  Year ended October 31, 1992
    For doubtful receivables classified as current assets.........    $19.5         $ 5.9        $2.9(B)      $5.9(D)      $22.4
                                                                      =====         =====        ====         ====         =====
    For deferred tax asset valuation allowance classified as
     noncurrent assets............................................    $  .-         $30.5        $ .-         $  -         $30.5
                                                                      =====         =====        ====         ====         =====
  Year ended October 31, 1991
    For doubtful receivables classified as current assets.........    $21.2         $ (.1)       $2.4(C)      $4.0(D)      $19.5
                                                                      =====         =====        ====         ====         =====

Notes:
 (A) Primarily reclassification from other accrued liabilities, and addition of accounts due to acquisition.
 (B) Primarily addition of accounts due to acquisition of additional interest, partially offset by removal of companies accounts contributed to Ingersoll-Dresser Pump Company.
 (C) Primarily reclassification from other noncurrent liabilities, and reclassification to reserve for accounts receivable from unconsolidated affiliate.
 (D) Receivable write-offs and reclassifications, net of recoveries.

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES

                             (MILLIONS OF DOLLARS)

         Col. A                                      Col. B       Col. C     Col. D        Col. E        Col. F
         ------                                    ---------    --------   -----------   -----------   ----------
                                                                                                       Weighted
                                                                             Maximum       Average      Average
                                                                Weighted      Amount        Amount     Interest
                                                   Balance at   Average    Outstanding   Outstanding     Rate
CATEGORY OF AGGREGATE                                 End       Interest    During the    During the   During the
SHORT-TERM BORROWINGS                              of Period    Rate (A)       Year        Year (B)     Year (C)
- ---------------------                              ----------   --------   -----------   -----------   ----------
 Year ended October 31, 1993
   Notes payable to banks                            $ 13.5       9.2%       $ 19.5         $ 14.8         9.1%
   Commercial paper                                   216.0       3.2%        442.8 (D)      224.0 (D)     3.2%

 Year ended October 31, 1992
   Notes payable to banks                            $ 13.9      11.6%       $ 30.3         $ 18.7        12.2%
   Commercial paper                                    15.0       3.2%         16.0            3.0         3.2%

 Year ended October 31, 1991
   Notes payable to banks                            $ 12.6      13.8%       $ 19.1         $ 12.4        14.4%



 Notes:

  (A) The rates do not include the hyperinflationary countries as those rates include factors to offset monetary devaluations which cannot be separated from the true interest rate.
  (B) The average borrowings are based on the amounts outstanding at each quarter-end.
  (C) The rates were computed by dividing actual interest expense for the year by the average debt outstanding during the year. Hyperinflationary country debt and interest rates were excluded as in (A).
  (D) Includes $300 million that was classified as long-term debt in April, 1993, since it was being refinanced.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES

                             (MILLIONS OF DOLLARS)


                                     Charged to Costs and Expenses
                                     -----------------------------
                                         Year Ended October 31
                                     -----------------------------
              ITEM                   1993        1992        1991
              ----                   -----       -----       -----
Maintenance and repairs              $73.3       $50.6       $58.6
Depreciation and amortization of
  intangible assets, preoperating
 costs and similar deferrals             *           *           *
Taxes, other than payroll and
 income taxes                            *           *           *
Royalties                                *           *           *
Advertising costs                        *           *           *

*Amounts are not presented because such amounts are less than 1% of total net sales and service revenues.

                             DRESSER-RAND COMPANY
                                (A PARTNERSHIP)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   * * * * *

                          SEPTEMBER 30, 1992 AND 1991

DRESSER-RAND COMPANY




CONTENTS:                           Page
- --------                            ----
Financial Highlights                  1

Operations Review                     2

Report of Independent Accountants     3

Statements of Operations              4

Balance Sheets                        5

Statements of Partners' Equity        6

Statements of Cash Flows              7

Notes to Financial Statements         8

Partnership Information              18

DRESSER-RAND COMPANY



FINANCIAL HIGHLIGHTS
- ------------------------------------------------------------
Dollars in millions


                                  1992       1991      1990
                                --------   -------   -------
Years ended September 30,

Net sales....................   $1,290.4   1,190.2   1,017.4

Operating income.............   $   91.4      94.0      69.9

Net income...................   $   77.8      83.6      57.2

At September 30,

Partners' equity.............   $  354.8     266.4     335.3

Working capital..............   $   99.6     112.4     194.3

Current ratio................        1.3       1.3       1.8

Average number of days
 outstanding in receivables..       35.0      41.0      50.0

Average number of months
 supply of inventory,
 net of advance and
 progress payments...........        1.8       2.6       3.1

Debt-to-total
 capitalization rate.........         .5%      1.8%      1.9%

                                  DRESSER-RAND
                                  ------------
                               OPERATIONS REVIEW

Dresser-Rand reported revenues of $1.3 billion in 1992, up slightly from 1991. The 1992 earnings before taxes and extraordinary item of $93.5 million were essentially flat to the prior year. Earnings before tax reflect a 7.2% return on sales.

Bookings in 1992 of $1.3 billion were the same as last year. The larger projects were received in Europe and the Middle East. Dresser-Rand also booked a large compression services contract in Venezuela with Maraven to be performed over 1993-94. Backlog at year-end was $1.1 billion.

Turbo products bookings activity, while down from the record year in 1991, included orders for gas processing and transmission applications in Abu Dhabi, the North Sea and Czechoslovakia. Other applications involved the upgrading of refineries for reformulated gasoline requirements. Turbo was also successful on several oil production projects in the Americas. Turbo Division has enhanced its competitive position with Memorandums of Understanding with European Gas Turbines Ltd. for the joint marketing of gas turbine driven compressor packages, and with MAN/GHH for the manufacturing and marketing of axial flow compressors.

The Engine Process Compressor Division benefitted from an overall increase in the worldwide market for motor driven process reciprocating compressors. The European markets were particularly strong, while the North American market softened in the last half of the year. Domestic gas price recovery has shown improvement in the compression services segments. In 1993, we see increased natural gas production as an opportunity for the reciprocating product and continued impact of environmentally driven projects in the North American refining market.

Steam Turbine, Motor and Generator Division capitalized on the expansion of the power generation market in the pulp and paper industry through several major orders for turbine generators. The Electric Machinery operation also benefitted from higher demand by utilities, municipal projects, and offshore turbine activity. The petrochemical and refining markets were the major source of Steam Turbine business in the European markets. The worldwide petrochemical/refining markets require steam turbines to drive pumps and compressors, and provide a solid booking base in the future.

We continue to register our worldwide manufacturing facilities under the ISO 9000 series, including those in the U.S. We received ISO registration at our Wellsville, New York, Steam Turbine facility in late 1992. All of our major units should achieve registration in 1993.

Selective partnering and the practical application of employee quality training remain key parts of Dresser-Rand's focus of providing total customer satisfaction by being the best in product design, manufacture, and customer service.



                                           -------------------------------------
                                           Ben R. Stuart
                                           President and Chief Executive Officer
                                           November, 1992

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners and
Management Committee of
Dresser-Rand Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Dresser-Rand Company (a Dresser Industries, Inc. and Ingersoll-Rand Company partnership) and its subsidiaries at September 30, 1992 and 1991, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse

PRICE WATERHOUSE

Hackensack, New Jersey
November 12, 1992

DRESSER-RAND COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Years ended September 30,
In thousands                                1992         1991         1990
- ---------------------------------------------------------------------------
Net sales.............................   $1,290,389   $1,190,222   $1,017,379
                                         ----------   ----------   ----------
Costs and expenses:
  Cost of products sold...............    1,045,573      947,330      811,486
  Selling, general and
   administrative.....................      153,406      148,873      136,034
                                         ----------   ----------   ----------
                                          1,198,979    1,096,203      947,520
                                         ----------   ----------   ----------

Operating income......................       91,410       94,019       69,859

Interest expense......................       (1,653)      (1,583)      (1,720)
Interest income.......................        2,013        2,198        1,688
Other income (expense), net...........        1,689         (468)      (3,485)
                                         ----------   ----------   ----------
Income before income taxes
 and extraordinary item...............       93,459       94,166       66,342
                                         ----------   ----------   ----------
Income tax expense:
  Taxes payable.......................       15,636       10,594        9,192
  Tax effect of loss
   carryforwards......................
                                              3,094        8,907        4,197
                                         ----------   ----------   ----------
                                             18,730       19,501       13,389
                                         ----------   ----------   ----------

Income before extraordinary
 item.................................       74,729       74,665       52,953
Extraordinary item-realization of
 operating loss carryforwards.........        3,094        8,907        4,197
                                         ----------   ----------   ----------

Net income for the year...............   $   77,823   $   83,572   $   57,150
                                         ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

DRESSER-RAND COMPANY

CONSOLIDATED BALANCE SHEETS


                                                        September 30,
In thousands                                           1992       1991
- ------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents.......................   $ 19,590   $ 24,148
  Accounts receivable, less allowance
   for doubtful accounts of $7,808 in 1992
   and $10,010 in 1991............................    159,600    169,364
  Inventories.....................................    255,190    267,103
  Prepaid expenses and other current assets            11,609      7,526
  Due from Partners..............................      21,665      4,117
                                                     --------   --------
     Total current assets.........................    467,654    472,258
Property, plant and equipment, at cost
 less accumulated depreciation....................    246,003    148,124
Other assets.....................................      11,998      9,557
Intangible assets................................       8,056      9,800
                                                     --------   --------
     Total assets.................................   $733,711   $639,739
                                                     ========   ========

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Short-term borrowings..........................    $  1,080   $  2,866
  Accounts payable................................    103,934    108,040
  Customers' advance payments....................      59,624     81,385
  Accrued liabilities:
    Compensation and benefits....................      32,754     30,681
    Income and other taxes.......................      25,210     13,004
    Pensions.....................................      10,943     15,104
    Warranty costs...............................      60,430     47,636
    Other........................................      74,037     61,128
                                                     --------   --------
     Total current liabilities....................    368,012    359,844
Noncurrent liabilities...........................      10,924     13,517
                                                     --------   --------
     Total liabilities............................    378,936    373,361
                                                     --------   --------
Partners' equity:
  Contributed capital.............................    197,755    197,755
  Pension liability adjustments..................      (3,044)    (3,914)
  Cumulative translation adjustments.............      13,148      3,444
  Retained earnings...............................    146,916     69,093
                                                     --------   --------
     Total Partners' equity.......................    354,775    266,378
                                                     --------   --------
Commitments and contingencies - Note 10
     Total liabilities and Partners'
      equity......................................   $733,711   $639,739
                                                     ========   ========


See accompanying notes to consolidated financial statements.

DRESSER-RAND COMPANY

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY



                                                    Years ended September 30,
In thousands                                        1992      1991        1990
- -------------------------------------------------------------------------------
Contributed capital:
  Beginning of year.............................  $197,755  $ 345,755  $345,755
  Return of Partners' capital...................        --   (148,000)       --
                                                  --------  ---------  --------
  End of year...................................   197,755    197,755   345,755
                                                  --------  ---------  --------
Pension liability adjustments:
  Beginning of year.............................    (3,914)    (4,148)       --
  Pension liability adjustments.................       870        234    (4,148)
                                                  --------  ---------  --------
  End of year...................................    (3,044)    (3,914)   (4,148)
                                                  --------  ---------  --------
Cumulative translation
 adjustments:
  Beginning of year.............................     3,444      8,151     2,075
  Translation adjustments.......................     9,704     (4,707)    6,076
                                                  --------  ---------  --------
  End of year...................................    13,148      3,444     8,151
                                                  --------  ---------  --------

Retained earnings(deficit):
  Beginning of year.............................    69,093    (14,479)  (71,629)
  Net income for the year.......................    77,823     83,572    57,150
                                                  --------  ---------  --------
  End of year...................................   146,916     69,093   (14,479)
                                                  --------  ---------  --------
Total Partners' equity..........................  $354,775  $ 266,378  $335,279
                                                  ========  =========  ========

See accompanying notes to consolidated financial statements.

DRESSER-RAND COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Years ended September 30,
In thousands                                        1992      1991       1990
- -------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income for the year......................  $  77,823  $  83,572  $ 57,150
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization..............     35,630     38,351    36,977
    Gain on sale of property, plant and
       equipment...............................       (114)      (374)      (54)
    Other noncash items........................      6,075     (3,910)    1,643
    (Increase) decrease in assets:
       Accounts receivable.....................     18,967     12,572   (39,521)
       Inventories.............................     74,238    (57,865)  (49,869)
       Customers' advance and progress
         payments..............................    (74,676)    56,965    69,009
       Prepaid expenses and other current
         assets................................     (3,532)       419       640
       Other assets............................     (2,375)      (119)     (697)
     Increase (decrease) in liabilities:
       Accounts payable........................    (11,356)    18,335    11,614
       Accrued liabilities:
         Compensation and benefits.............        513      3,473     6,157
         Income and other taxes................      9,915      1,042    (1,427)
         Pensions..............................     (4,161)       274     5,111
         Warranty costs........................      8,673      8,066    13,083
         Other.................................      8,776      8,652    11,376
       Noncurrent liabilities..................     (2,309)    (6,231)  (10,350)
                                                 ---------  ---------  --------
         Net cash provided by operating
           activities..........................    142,087    163,222   110,842
                                                 ---------  ---------  --------
Cash flows from investing activities:
  Capital expenditures.........................   (130,765)   (48,033)  (36,512)
  Proceeds from sale of property, plant and
    equipment..................................      3,384      2,250     3,780
                                                 ---------  ---------  --------
       Net cash used in investing activities...   (127,381)   (45,783)  (32,732)
                                                 ---------  ---------  --------
Cash flows from financing activities:
  Repayments of short-term borrowings, net.....     (2,004)      (230)     (745)
  Return of Partners' capital..................         --   (108,000)       --
  Account balance with Partners, net...........    (17,260)      (627)  (39,446)
  (Decrease) in notes due Partners.............         --         --   (36,000)
                                                 ---------  ---------  --------
       Net cash used in financing activities...    (19,264)  (108,857)  (76,191)
                                                 ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................     (4,558)     8,582     1,919
Cash and cash equivalents at beginning of year.     24,148     15,566    13,647
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $  19,590  $  24,148  $ 15,566
                                                 =========  =========  ========

Noncash financing activity:
During 1991, amounts due from partners of $40,000,000 were reclassified as a return of Partners' capital.

See accompanying notes to consolidated financial statements.

DRESSER-RAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FORMATION, OWNERSHIP AND OPERATIONS

On December 31, 1986, Dresser Industries, Inc. and Ingersoll-Rand Company (the Partners) entered into a partnership agreement for the formation of Dresser-Rand Company (the Company), a New York general partnership (the partnership) owned equally by Dresser Industries, Inc. (Dresser) and Ingersoll-Rand Company (Ingersoll-Rand). The Partners contributed substantially all of the operating assets (excluding domestic cash and accounts receivable) and certain related liabilities which comprised their worldwide reciprocating compressor, steam turbine, and turbo-machinery businesses in exchange for an equal ownership interest. The net assets contributed by the Partners were recorded by the Company at amounts approximating their historical values. The Company commenced operations on January 1, 1987, and principally serves the petroleum, gas, petrochemical, chemical, and electric power industries on a worldwide basis.

Effective October 1, 1992, Dresser contributed $8,035,000 to the Company and ownership interests became 51 percent Dresser and 49 percent Ingersoll-Rand. At the same time, the Company's fiscal year was changed to end on October 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies used in the preparation of the accompanying consolidated financial statements are set forth below.

Basis of Presentation

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Investments in affiliates owned 50% or less are accounted for on the equity method. The Company's equity in the net earnings of these affiliates was not material. All material intercompany items have been eliminated in consolidation.

Cash Equivalents

Cash equivalents are stated at cost which approximates market. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at cost, which is not in excess of net realizable value, and are valued principally using the first-in, first-out (FIFO) method.

Property and Depreciation

Property, plant and equipment is recorded at cost, and is depreciated over the estimated useful lives of the various classes of assets. Depreciation is computed principally using accelerated methods, except for U.S. fixed assets with a service life of ten years or less, which are depreciated on a straight-line basis.

Intangible Assets

Costs in excess of values assigned to the underlying net assets of businesses acquired by the Partners which were contributed to the Company are being amortized on a straight-line basis over periods not exceeding 40 years. Such amortization amounted to $1,744,000 in 1992, 1991 and 1990.

Income Taxes

The Company is a partnership and generally does not provide for U.S. income taxes since all partnership income and losses are allocated to the Partners for inclusion in their respective income tax returns. Income taxes are provided on the taxable earnings of U.S. and foreign subsidiaries, including deferred taxes arising from timing differences between financial and tax reporting of income and expense items.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" was issued in February 1992. The statement requires the Company to make changes in accounting for income taxes no later than fiscal year 1994. Based on a preliminary review of the provisions of this statement, the Company does not believe its implementation will have a material effect on income or retained earnings.

Revenue Recognition and Warranties

Revenue from the sale of products and estimated provisions for warranty costs are recorded for financial reporting purposes generally when the products are shipped. Service and equipment rental revenues are accrued as earned.

Research, Engineering and Development Costs

Expenses for research and development activities, including engineering costs, are expensed as incurred and amounted to $67,074,000 in 1992, $63,768,000 in 1991, and $55,583,000 in 1990.

Foreign Currency

Assets and liabilities of foreign entities operating in other than highly inflationary economies are translated at current exchange rates, and income and expenses are translated using average-for-the-year exchange rates. Adjustments resulting from translation are recorded in Partners' equity and will be included in net earnings only upon sale or liquidation of the underlying foreign investment.

For foreign subsidiaries operating in highly inflationary economies, inventory and property balances and related income statement accounts are translated using historical exchange rates and resulting gains and losses are credited or charged to earnings.

The Company enters into forward foreign exchange contracts as a hedge against movements on the Company's assets and liabilities exposed to foreign exchange rate fluctuations. Gains and losses are recognized currently in income, and the resulting credit or debit offsets foreign exchange gains or losses on those assets and liabilities.

Foreign currency translation and exchange gains (losses) recorded in other income (expense) in the accompanying Consolidated Statements of Operations amounted to $995,000 in 1992, $2,321,000 in 1991, and $(783,000) in 1990.

NOTE 3 - INVENTORIES

The components of inventory are as follows (in thousands):


                                                    September 30,
                                                   1992       1991
                                                 --------   --------
Raw materials and supplies.....................  $ 57,864   $ 66,011
Finished products and work in process..........   197,326    201,092
                                                 --------   --------
                                                 $255,190   $267,103
                                                 ========   ========

Finished products and work in process inventories are stated after deducting customer progress payments of $117,022,000 in 1992 and $162,910,000 in 1991.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

                                                               September 30,
                                                              1992       1991
                                                            -------------------

Land......................................................  $  5,301  $   5,345
Buildings and improvements................................   104,951     90,226
Machinery and equipment...................................   422,626    311,108
Furniture and fixtures....................................    13,409     12,674
                                                            --------   --------
                                                             546,287    419,353
Accumulated depreciation..................................  (300,284)  (271,229)
                                                            --------   --------
                                                            $246,003  $ 148,124
                                                            ========  =========

Depreciation expense was $33,886,000 in 1992, $36,607,000 in 1991, and
$35,233,000 in 1990.

NOTE 5 - SHORT-TERM BORROWINGS

Short-term borrowings consist primarily of foreign bank loans. At September 30, 1992, the Company had no U.S. bank loans or lines of credit for short-term borrowing facilities. Credit facilities have been arranged with banks outside the United States under which the Company's foreign operating units may borrow in the local currency or other currencies on an overdraft and short-term note basis. The amount of available lines of credit under these arrangements aggregated $55,355,000, of which $55,109,000 were unused at September 30, 1992. At September 30, 1992, the weighted average interest rate on outstanding borrowings was 11.75%.

Under the terms of the partnership agreement, the Company must obtain the consent of the Partners for any borrowing if, after giving effect to such borrowing, aggregate indebtedness equals or exceeds 33-1/3% of the sum of the Company's indebtedness and the Partners' capital accounts.

NOTE 6 - TRANSACTIONS WITH AFFILIATES

In the normal course of business, the Company engages in sales and purchases of manufactured products with the Partners and their affiliates. There are also various licensing, subcontracting, and servicing arrangements among the parties pursuant to the partnership and other agreements. Some of the agreements had planned expiration dates while others continue at the option of the Company or the Partners. Costs and charges under these arrangements are generally at normal and competitive market rates. In addition, certain administrative services of nominal value are provided at no cost to the Company.

A summary of transactions with the Partners and their affiliates is as follows (in thousands):

                                               Years ended September 30,
                                                  1992     1991     1990
                                                -------------------------
Product sales.................................. $29,000  $57,000  $44,000
Product purchases..............................  22,000   23,000   17,000
Net billings and other charges
 for services provided.........................   3,100    3,600    3,100

Amounts due from Partners consist of trade accounts and advances. The trade accounts represent the net balance arising from the sale or purchase of equipment and services to and from the Partners and do not accrue interest. Advances, which primarily represent cash in excess of the immediate working capital needs of the partnership, do not bear interest and have no repayment terms. Amounts due from (to) Partners are as follows (in thousands):

                                                 Ingersoll-
                                        Dresser     Rand     Total
                                        -------   -------   -------
September 30, 1992
- ------------------
Trade accounts........................  $   775   $(1,110)  $  (335)
                                        -------   -------   -------
Advances..............................   11,000    11,000    22,000
                                        -------   -------   -------
                                        $11,775   $ 9,890   $21,665
                                        =======   =======   =======
September 30, 1991
- ------------------
Trade accounts........................  $ 4,256   $  (139)  $ 4,117
                                        =======   =======   =======


One partner continues to operate a foreign manufacturing company on behalf of the Company. Net gains(losses) of $644,000 in 1992, $(383,000) in 1991, and $701,000 in 1990 relating to this operation are included in the accompanying Consolidated Statements of Operations.

NOTE 7 - PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans

The Company has noncontributory pension plans covering substantially all U.S. and Canadian employees. In addition, pension or retirement indemnity coverage is provided for the majority of employees in other countries.

The Company's U.S. salaried employees generally receive benefits based on years of service and qualifying compensation on a final average earnings formula. Benefit plans covering hourly employees generally have flat benefit formulas based primarily on years of service. These plans, with some modifications, have been adopted by the Company as a continuation of prior coverage under defined benefit and contribution plans sponsored by the Partners. The Company also maintained a defined contribution plan covering employees at one of its domestic facilities which was terminated in July 1990. Foreign plans provide benefits based on earnings and years of service.

The Company's policy is to fund sufficient amounts to maintain the plans on a sound actuarial basis. Such amounts could be in excess of pension costs expensed, subject to the limitations imposed by current tax regulations.

The components of pension costs are as follows (in thousands):

                                                Years ended September 30,
                                                1992       1991      1990
                                              ---------------------------
Service cost for benefits earned
  during the year...........................   $ 6,828   $ 6,417   $ 3,808
Interest cost on projected benefit
  obligation................................     8,175     7,293     5,691
Actual return on plan assets................    (5,478)   (3,486)   (2,394)
Net amortization and deferral...............     2,402     2,577     1,899
Cost of defined contribution plans..........       362       126       763
                                               -------   -------   -------
Net pension cost............................   $12,289   $12,927   $ 9,767
                                               =======   =======   =======

The primary assumptions used to determine the net pension cost were as follows:

Discount Rate:
  U.S.......................................       8.5%      8.5%      8.5%
  Foreign...................................      10.1%     10.3%     10.7%

Expected long-term rate of return on
plan assets:
  U.S.......................................       8.5%      8.5%      8.5%
  Foreign...................................      11.8%     11.9%     11.3%

A merit salary scale with a 5% inflation factor was used to project future compensation levels as a basis for 1992, 1991 and 1990 U.S. pension cost. For the foreign plans, rates of 6.2%, 6.4% and 6.6% were used to project future compensation levels for 1992, 1991 and 1990, respectively.

The Company credited $1,556,000 in 1990 to operations for plan curtailments and termination benefits associated with the termination of employees at plant facilities closed.

Plan assets are invested primarily in fixed income and equity securities. Plans where assets exceed accumulated benefits are immaterial. The funded status of employee pension benefit plans is as follows (in thousands):

                                                               September 30,
                                                              1992       1991
                                                            -------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................       $ 57,251   $ 53,214
  Nonvested benefit obligation.......................          7,683      4,795
                                                            --------   --------
Accumulated benefit obligation.......................         64,934     58,009
Additional amount for projected
  compensation increases.............................         42,972     35,950
                                                            --------   --------
Total projected benefit obligation...................        107,906     93,959
Plan assets at fair value............................         71,697     50,243
                                                            --------   --------
Projected benefit obligation in excess of assets.....         36,209     43,716
Unrecognized net obligation existing at date of
  adoption of SFAS 87................................        (10,854)   (11,516)
Unrecognized net loss................................        ( 8,174)    (9,699)
Unrecognized prior service cost......................        (10,493)   (11,393)
Adjustment required to recognize minimum liability.            7,709      8,584
                                                            --------   --------
Accrued pension cost.................................       $ 14,397   $ 19,692
                                                            ========   ========

In addition to the above accrued pension cost, the Company has accrued $3,676,000 and $3,997,000 ($3,160,000 and $3,481,000 included in noncurrent liabilities) at September 30, 1992 and 1991, respectively, for pension costs relating to a plan maintained by a former employing partner.

Pension expense for foreign operations, computed under Statement of Financial Accounting Standards No. 87 (SFAS 87), amounted to $1,920,000 in 1992, $2,380,000 in 1991 and $1,219,000 in 1990. In addition, the Company incurred a cost of $362,000 in 1992, $147,000 in 1991 and $145,000 in 1990 related to foreign defined contribution plans.

The provisions of SFAS 87 require the recognition of a liability in the amount of the Company's unfunded accumulated benefit obligation with an equal amount recognized as an intangible asset or as a separate component (reduction) of equity; such amounts are adjusted each year based on actuarial valuations. As of September 30, 1992, the Company has recognized a noncurrent liability of $7,709,000, an intangible asset of $4,665,000 (included in other assets) and a charge to equity of $3,044,000. These amounts are $875,000, $5,000 and $870,000, respectively, lower than those reported as of September 30, 1991.

Retiree Benefits

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Most employees who retire are eligible for these benefits. The cost of retiree health care is recognized as an expense as claims are paid, and the cost of retiree life insurance is recognized by expensing the annual insurance premiums. These costs were $2,901,000 in 1992, $2,836,000 in 1991 and $1,840,000 in 1990.

In December 1990 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). Effective for fiscal years beginning after December 15, 1992, this new statement requires accrual of postretirement benefits (such as health care and life insurance) during the years an employee provides services. The Company expects to adopt SFAS 106 in the first quarter of 1993 and estimates the accumulated liability for postretirement benefits to be $160,000,000 on a pre-tax basis. Upon adoption, the Company will record this amount as a one time charge against earnings. The annual pre-tax postretirement benefit expense for fiscal 1993 is estimated to be $17,000,000.

Savings and Investment Plans
The Company also sponsors certain savings and investment plans. The cost for these plans amounted to $2,410,000 in 1992, $2,255,000 in 1991, and $2,039,000
in 1990.

NOTE 8 - INCOME TAXES
The components of income before income taxes and extraordinary item are as follows (in thousands):

                                                      Years ended September 30,
                                                       1992      1991     1990
                                                     --------  --------  -------

U.S................................................  $53,767   $61,707   $40,032
Foreign............................................   39,692    32,459    26,310
                                                     -------   -------   -------
                                                     $93,459   $94,166   $66,342
                                                     =======   =======   =======

The provision for income taxes
  is as follows (in thousands):

U.S.     - current.................................  $ 2,454   $ 1,463   $    31
         - deferred................................       38       (62)      636
Foreign  - current.................................   15,456     9,509     8,389
         - deferred................................   (2,312)     (316)      136
                                                     -------   -------   -------
                                                     $15,636   $10,594   $ 9,192
                                                     =======   =======   =======


An analysis of the difference between the U.S. statutory rate and the effective rate is as follows:

                                                    Years ended September 30,
                                                     1992     1991     1990
                                                     -----    -----    -----
U.S. statutory rate.............................      34.0%    34.0%    34.0%
Tax on foreign income
  less than the U.S.
  statutory rate................................      (2.1)    (5.1)    (2.2)

Partnership income allocated
  directly to Partners..........................     (17.8)   (17.8)   (18.7)
Utilization of foreign tax
  credits.......................................       3.0      1.5      --
Other...........................................      (0.4)    (1.3)     0.8
                                                     -----    -----    -----
Effective tax rate..............................      16.7%    11.3%    13.9%
                                                     =====    =====    =====

Current taxes of $17,910,000 in 1992, $10,972,000 in 1991, and $8,420,000 in
1990 do not include charges of $3,094,000, $8,907,000, and $4,197,000, respectively, equivalent to income taxes which would have been incurred had operating loss carryforwards not been available. The income tax benefit resulting from realization of the operating loss carryforwards is presented as an extraordinary item in the accompanying Consolidated Statements of Operations.

For tax purposes the Company has net operating loss carryforwards of $22,014,000, of which $4,741,000 carryforward indefinitely, and the remaining amounts expire at various dates through 1998.

NOTE 9 - INFORMATION BY GEOGRAPHIC AREA

The Company operates in one industry segment consisting of the design, manufacture, and marketing of energy processing and conversion equipment. There are no significant concentrations of credit risk in trade receivables at September 30, 1992. Customers are not concentrated in any specific geographic region and no single customer accounted for 10 percent or more of net sales. Identifiable assets are those assets that are identified with particular geographic areas and operations. General corporate assets consist principally of property, plant and equipment.

The financial information by geographic area is as follows (in thousands):

                                              Years ended September 30,
                                            1992         1991         1990
                                         ----------   ----------   ----------
NET SALES
- ---------
United States..........................  $  768,158   $  671,814   $  593,412
Europe.................................     422,704      419,559      333,895
Other foreign..........................      99,527       98,849       90,072

Transfers between geographic areas:
United States..........................     142,865      146,139      102,308
Europe.................................       7,497        5,417        4,732
Other foreign..........................       2,049        2,469        2,331
Adjustments and eliminations...........    (152,411)    (154,025)    (109,371)
                                         ----------   ----------   ----------
  Total net sales......................  $1,290,389   $1,190,222   $1,017,379
                                         ==========   ==========   ==========

OPERATING INCOME
- ----------------

United States..........................  $   68,404   $   72,242   $   48,856
Europe.................................      32,123       22,450       23,045
Other foreign..........................       7,658       13,554       10,320
                                         ----------   ----------   ----------
                                            108,185      108,246       82,221
General corporate expenses.............     (16,775)     (14,227)     (12,362)
                                         ----------   ----------   ----------
  Total operating income...............  $   91,410   $   94,019   $   69,859
                                         ==========   ==========   ==========

IDENTIFIABLE ASSETS
- -------------------

United States..........................  $  416,080   $  360,509   $  414,644
Europe.................................     173,059      137,554      129,247
Other foreign..........................     140,589       55,933       54,253
General corporate assets...............       3,983        4,358        3,056
                                         ----------   ----------   ----------
  Total identifiable assets............  $  733,711   $  558,354   $  601,200
                                         ==========   ==========   ==========


Foreign sales of U.S. manufactured products were $475,074,000 in 1992, $351,635,000 in 1991, and $231,621,000 in 1990. These sales represent the customer value of the transfers between geographic areas, primarily to Europe, and domestic exports sold directly to foreign customers of $299,824,000 in 1992, $170,677,000 in 1991, and $102,202,000 in 1990.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
- ---------------------------------------

All principal manufacturing facilities are owned by the Company. Certain office, warehouse and light manufacturing facilities, transportation vehicles, and data processing equipment are leased. Future minimum lease payments required under noncancellable operating leases with initial terms in excess of one year are as follows (in thousands):

     September 30,
       1993............................  $ 9,626
       1994............................    6,280
       1995............................    3,250
       1996............................    2,076
       1997............................    1,291
       Thereafter......................    1,438
                                         -------
         Total minimum lease payments..  $23,961
                                         =======

- ---------------------------------------------------
Total rental expense amounted to $16,312,000 in 1992, $13,305,000 in 1991, and $13,934,000 in 1990. Capital lease commitments of the Company are not significant.

In the normal course of business, the Company issues direct and indirect guarantees, primarily contract performance bonds and letters of credit. Management believes these guarantees will not adversely affect the consolidated financial statements.

The Company is involved in various litigation and claims arising in the normal course of business. Based on advice of counsel, management believes that recovery or liability with respect to these matters will not have a material effect on the consolidated financial position or results of operations of the Company.

NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- -----------------------------------------------------------
Cash paid during the year for interest and income taxes was as follows (in thousands):

                                          Years ended September 30,
                                         1992       1991        1990
                                        -----------------------------
Interest..............................  $1,953     $ 1,508     $1,363
                                        ======     =======     ======

Income taxes..........................  $9,696     $10,272     $8,523
                                        ======     =======     ======

DRESSER-RAND COMPANY
EXECUTIVE OFFICES
1 BARON STEUBEN PLACE
CORNING, NY 14830
(607)937-6400



OFFICERS
- -----------------------------------------------

BEN R. STUART
President and Chief Executive Officer

JOHN A. HELDMAN
Vice President and Chief Financial Officer

PAUL M. BRYANT
Vice President, Human Resources

EUGENE H. MOORE
Vice President, General Counsel

MANAGEMENT COMMITTEE
- -----------------------------------------------

THEODORE H. BLACK
Chairman of the Board and Chief Executive Officer
Ingersoll-Rand Company

WILLIAM E. BRADFORD
President and Chief Operating Officer
Dresser Industries, Inc.

JOHN J. MURPHY
Chairman of the Board and Chief Executive Officer
Dresser Industries, Inc.

JAMES E. PERRELLA
President
Ingersoll-Rand Company

BEN R. STUART
President and Chief Executive Officer of the Company

AUDIT COMMITTEE
- -----------------------------------------------

Consists of three (3) Directors each from Dresser Industries, Inc. and Ingersoll-Rand Company, for a total of six (6) Audit Committee members.

      REPORT OF INDEPENDENT ACCOUNTANTS ON
      FINANCIAL STATEMENT SCHEDULES



      To The Partners of
      Dresser-Rand Company


      Our audits of the consolidated financial statements referred to in our report dated November 12, 1992, appearing on page 3 of the 1992 consolidated financial statements of Dresser-Rand Company, also included an audit of the financial statement schedules listed in item 14 (d) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


      /s/ Price Waterhouse

      PRICE WATERHOUSE
      Hackensack, NJ
      November 12, 1992

                              DRESSER-RAND COMPANY
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED SEPTEMBER 30, 1992, 1991 AND 1990
                             (AMOUNTS IN THOUSANDS)


                  Balance at
                  Beginning   Additions  Retirements             Balance at
Classification    of period    at cost    and sales   Other(*)  end of period
- --------------    ----------  ---------  -----------  --------  -------------
1992
- ----
Land............   $  5,345    $     --     $   283    $   239      $  5,301
Buildings and
 improvements...     90,226      13,989       1,158      1,894       104,951
Machinery and
 equipment......    311,108     116,118      11,722      7,122       422,626
Furniture and
 fixtures.......     12,674         658         164        241        13,409
                   --------    --------     -------    -------      --------
                   $419,353    $130,765     $13,327    $ 9,496      $546,287
                   ========    ========     =======    =======      ========

1991
- ----
Land............   $  5,483    $    116     $   148    $  (106)     $  5,345
Buildings and
 improvements...     84,144       7,752         502     (1,168)       90,226
Machinery and
 equipment......    286,872      38,502      11,070     (3,196)      311,108
Furniture and
 fixtures.......     12,037       1,663         686       (340)       12,674
                   --------    --------     -------    -------      --------
                   $388,536    $ 48,033     $12,406    $(4,810)     $419,353
                   ========    ========     =======    ========     ========
1990
- ----
Land............   $  5,627    $     --     $   373    $   229      $  5,483
Buildings and
 improvements...     77,515       5,493       1,159      2,295        84,144
Machinery and
 equipment......    259,588      29,012       7,559      5,831       286,872
Furniture and
 fixtures.......      9,707       2,007         143        466        12,037
                   --------    --------     -------    -------      --------
                   $352,437    $ 36,512     $ 9,234    $ 8,821      $388,536
                   ========    ========     =======    =======      ========


(*) Other primarily represents reclassifications among categories and the effects of foreign currency translation.


                              DRESSER-RAND COMPANY
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED SEPTEMBER 30, 1992, 1991 AND 1990
                             (AMOUNTS IN THOUSANDS)




                              Additions
                  Balance at  charged to
                  beginning   costs and   Retirements               Balance at
Classification    of period    expenses    and sales    Other(*)   end of period
- --------------    ----------  ----------  -----------  ----------  -------------
1992
- ----
Buildings and
 improvements...   $ 48,862     $ 4,148     $   563      $   976      $ 53,423
Machinery and
 equipment......    213,406      28,467       9,353        4,113       236,633
Furniture and
 fixtures.......      8,961       1,271         141          137        10,228
                   --------     -------     -------      -------      --------
                   $271,229     $33,886     $10,057      $ 5,226      $300,284
                   ========     =======     =======      =======      ========
1991
- ----
Buildings and
 improvements...   $ 45,967     $ 3,968     $   414      $  (659)     $ 48,862
Machinery and
 equipment......    193,607      31,422       9,512       (2,111)      213,406
Furniture and
 fixtures.......      8,596       1,217         604         (248)        8,961
                   --------     -------     -------      -------      --------
                   $248,170     $36,607     $10,530      $(3,018)     $271,229
                   ========     =======     =======      =======      ========
1990
- ----
Buildings and
 improvements...   $ 40,247     $ 5,143     $   593      $ 1,170      $ 45,967
Machinery and
 equipment......    165,684      28,806       4,781        3,898       193,607
Furniture and
 fixtures.......      7,095       1,284         134          351         8,596
                   --------     -------     -------      -------      --------
                   $213,026     $35,233     $ 5,508      $ 5,419      $248,170
                   ========     =======     =======      =======      ========



(*) Other primarily represents reclassifications among categories and the effects of foreign currency translation.



                              DRESSER-RAND COMPANY
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1992, 1991 AND 1990
                             (AMOUNTS IN THOUSANDS)



                  Balance at   Additions
                  beginning     charged                             Balance at
Classification    of period    to income   Deductions   Other(*)   end of period
- --------------    ----------   ---------   ----------   --------   -------------
Doubtful accounts
- -----------------
1992...........    $10,010      $ 1,239     $ 1,231     $(2,210)      $  7,808
                   =======      =======     ========    ========      ========

1991...........    $ 8,886      $ 4,864     $ 2,135     $(1,605)      $ 10,010
                   =======      =======     =======     ========      ========

1990...........    $ 5,471      $ 3,838     $   711     $   288       $  8,886
                   =======      =======     =======     ========      ========

(*) Other primarily represents reclassifications among categories and the effects of foreign currency translation.


                      SCHEDULE IX - SHORT-TERM BORROWINGS
             FOR THE YEARS ENDED SEPTEMBER 30, 1992, 1991 AND 1990
                             (AMOUNTS IN THOUSANDS)


                             Weighted                                 Weighted
                              average      Maximum       Average       average
Category of                  interest      amount        amount       interest
aggregate          Balance    rate at    outstanding   outstanding      rate
short-term        at end of   end of        during        during       during
borrowings         period     period      the period    the period   the period
- -----------       ---------  --------    -----------   -----------   ----------
1992
- ----
U.S.
 bank loans....        --         --             --           --           --
Foreign bank
 loans and
 other.........   $ 1,080      11.75%       $ 6,108       $ 2,075        9.87%

1991
- ----
U.S.
 bank loans....        --         --             --            --           --
Foreign bank
 loans and
 other.........   $ 2,866      10.87%       $ 6,067       $ 2,761        10.25%

1990
- ----
U.S.
 bank loans....        --         --             --            --           --
Foreign bank
 loans and
 other.........   $ 3,019       8.99%       $ 6,059       $ 3,261         9.66%

The average amounts outstanding were determined based on the sum of the month-end amounts outstanding divided by the number of months in the period. The weighted average interest rates were based on the sum of the quarter-end rates divided by the number of quarters in the period.

                              DRESSER-RAND COMPANY
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED SEPTEMBER 30, 1992, 1991 AND 1990
                             (AMOUNTS IN THOUSANDS)


                                   CHARGED TO COSTS AND EXPENSES
                                     1992        1991        1990
                                   -------------------------------
Maintenance and repairs.......     $22,473     $22,691     $21,481
                                   =======     =======     =======


Amounts for preoperating costs and similar deferrals, royalties, advertising costs, and taxes other than payroll and income taxes are not presented because such amounts are less than one percent of total net sales.

                               INDEX TO EXHIBITS

EXHIBIT                         DESCRIPTION                        PAGE
- -------         ---------------------------------------------      ----

   3.1          Restated Certificate of Incorporation of
                Registrant and amendments thereto.
                (Incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K for the year ended
                October 31, 1991).

  *3.2          By-Laws, as amended, of Registrant.

   4.1          Rights Agreement dated August 16, 1990,
                between Registrant and Harris Trust Company of New York as Rights Agent. (Incorporated by reference to Exhibit 1 to Registration
                Statement on Form 8-A filed on August 30,
                1990, as amended by Amendment No.1 on Form 8 filed on October 3, 1990).

   4.2 Form of Indenture, dated as of June 1, 1993, between Dresser Industries, Inc. and
                NationsBank of Texas, N.A., as Trustee, for unsecured debentures, notes and other evidences of indebtedness. (Incorporated by reference to Exhibit 4.1 to Registrant's
                Registration Statement on Form S-3
                (Registration No. 33-59562).

  10.1          Dresser Industries, Inc. Deferred
                Compensation Plan.  (Incorporated by
                reference to Exhibit A to Registrant's Proxy
                Statement dated February 11, 1966, filed pursuant to Regulation 14A, File No. 1-4003).

  10.2          Dresser Industries, Inc. Short-Term Deferred
                Compensation Plan.  (Incorporated by
                reference to  Exhibit 10(b) to Registrant's
                Form 10-K for the year ended October 31,
                1992).

  10.3          Dresser Industries, Inc. Retirement Income
                Plan under ERISA, as amended effective May
                1, 1984, and Amendments No. 1, 2 and 3
                thereto.  (Incorporated by reference to
                Exhibit 10(d) to Registrant's Form 10-K for the year ended October 31, 1986).

  10.4          Dresser Industries, Inc. Consolidated
                Salaried Retirement Plan, as amended by
                restatement effective May 1, 1989.
                (Incorporated by reference to Exhibit 10(d) to Registrant's Form 10-K for the year ended
                October 31, 1992).

 *10.5          Amendments No. 1, 2 and 3 to the Dresser
                Industries, Inc. Consolidated Salaried
                Retirement Plan, as amended by restatement effective May 1, 1989.

  10.6          Form of relinquishment of Severance
                Compensation Agreement. (Incorporated by reference to Exhibit 10(f) to Registrant's
                Form 10-K for the year ended October 31,
                1992).

  10.7 Incentive Compensation Plan for the Officers and Headquarters Staff of Dresser
                Industries, Inc. (Incorporated by reference to Exhibit 10(g) to Registrant's Form 10-K for the year ended October 31, 1992).

- ----------
* Filed Herewith

EXHIBIT                         DESCRIPTION                        PAGE
- -------         ---------------------------------------------      ----

  10.8          Dresser Industries, Inc. 1982 Stock Option
                Plan.  (Incorporated by reference to Exhibit
                A to Registrant's Proxy Statement dated
                February 12, 1982, filed pursuant to
                Regulation 14A, File No. 1-4003).

  10.9          ERISA Excess Benefit Plan for Salaried
                Employees of Dresser Industries, Inc. and
                Its Participating Subsidiaries Who Are Not
                Represented by a Recognized Union, and
                Amendments No. 1 and 2 thereto.
                (Incorporated by reference to Exhibit 10(k) to Registrant's Form 10-K for the year ended
                October 31, 1990).

 10.10          ERISA Compensation Limit Benefit Plan for
                Executives of Dresser Industries, Inc.
                (Incorporated by reference to Exhibit 10(l) to Registrant's Form 10-K for the year ended
                October 31, 1989).

 10.11          Supplemental Executive Retirement Plan for
                Top Executives of Dresser Industries, Inc., as amended by restatement effective May 1, 1992 (renamed Supplemental Executive
                Retirement Plan of Dresser Industries, Inc.
                effective August 1, 1993). (Incorporated by reference to Exhibit 10(l) to Registrant's
                Form 10-K for the year ended October 31,
                1992).

*10.12          Amendment No. 1 to the Supplemental
                Executive Retirement Plan of Dresser
                Industries, Inc.

 10.13          Dresser Industries, Inc., Performance Stock
                Unit Plan. (Incorporated by reference to Exhibit 10(l) to Registrant's Form 10-K for the year ended October 31, 1985).

 10.14          Dresser Industries, Inc. Deferred
                Compensation Plan for Non-employee
                Directors, as amended. (Incorporated by reference for Exhibit 10(n) to Registrant's
                Form 10-K/A for the year ended October 31,
                1992).

 10.15          Dresser Industries, Inc. 1989 Restricted
                Incentive Stock Plan.  (Incorporated by
                reference to Exhibit A to Registrant's Proxy
                Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

*10.16          Dresser Industries, Inc. 1989 Director
                Retirement Plan, as amended by restatement effective July 15, 1993.

*10.17          Form of Election for Deferral of 1989
                Director Retirement Plan Awards pursuant to the Dresser Industries, Inc. 1989 Director
                Retirement Plan.

- ----------
* Filed Herewith

EXHIBIT                           DESCRIPTION                      PAGE
- -------         ---------------------------------------------      ----

 10.18 The M. W. Kellogg Company Retirement Plan, and Amendments No. 1, 2 and 3 thereto.
                (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended
                October 31, 1990).

 10.19          Amendment No. 4 to The M. W. Kellogg Company
                Retirement Plan. (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended October 31, 1991).

 10.20          Long Term Performance Plan for Selected
                Employees of The M. W. Kellogg Company.
                (Incorporated by reference to Exhibit 10(s) to Registrant's Form 10-K for the year ended
                October 31, 1991).

 10.21 Annual Incentive Plan for Selected Employees of The M. W. Kellogg Company. (Incorporated by reference to Exhibit 10(t) to Registrant's Form 10-K for the year ended
                October 31, 1991).

 10.22          Dresser Industries, Inc. 1992 Stock
                Compensation Plan.  (Incorporated by
                reference to Exhibit A to Registrant's Proxy
                Statement dated February 7, 1992, filed
                pursuant to Regulation 14A, File No. 1-4003).

*10.23          Amendment No.1 to Dresser Industries, Inc.
                1992 Stock Compensation Plan.

 10.24          Dresser-Rand Company President and Chief
                Executive Officer Fiscal Year 1992 Incentive
                Plan.  (Incorporated by reference to
                Exhibit 10(v) to Registrant's Form 10-K for the year ended October 31, 1992).

 10.25          Dresser-Rand Company Retirement Savings
                Plan.  (Incorporated by reference to
                Exhibit 10(x) to Registrant's Form 10-K for the year ended October 31, 1992).

 10.26          Dresser-Rand Company Pension Plan.
                (Incorporated by reference to Exhibit 10(y) to Registrant's Form 10-K for the year ended
                October 31, 1992).

 10.27          Dresser Industries, Inc. Deferred Savings
                Plan.  (Incorporated by reference to
                Exhibit 10(z) to Registrant's Form 10-K for the year ended October 31, 1992).

   *21          Subsidiaries of Registrant at October 31,
                1993.

   *23          Consent of Price Waterhouse.

   *24          Powers of Attorney.

- ----------
* Filed Herewith