Form 10-Q
period 1994-01-31
DRESSER INDUSTRIES INC /DE/
filed 1994-03-17
CIK 30099

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended
      January 31, 1994               Commission File Number 1-4003



                          DRESSER INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)



               Delaware                                 C 75-0813641
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                  Identification No.)


    P. O. Box 718
    2001 Ross Avenue                                  75221 (P. O. Box)
    Dallas, Texas                                     75201
    (Address of principal executive                       (Zip Code)
    offices)


     Registrant's telephone number, including area code - 214-740-6000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

    Securities Exchange Act of 1934 during the preceding 12 months, and
    (2) has been subject to such filing requirements for the past 90 days.
    Yes   X  .  No      .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding at February 28, 1994
    Common Stock, par value $.25               175,329,143

                                   INDEX

                                                              Page
                                                             Number

    Part I. Financial Information

      Management's Representation                                3
      Consolidated Condensed Statements of Earnings for the
        three months ended January 31, 1994 and 1993             4
      Consolidated Condensed Balance Sheets
        as of January 31, 1994 and October 31, 1993              5
      Consolidated Condensed Statements of Cash Flows
        for the three months ended January 31, 1994 and 1993     6
      Notes to Consolidated Condensed Financial Statements      7-10
      Management's Discussion and Analysis                     11-13

    Part II. Other Information

      Submission of Matters to a Vote of Security Holders        14
      Reports on Form 8-K                                        14

    Signature                                                    15

                        MANAGEMENT'S REPRESENTATION



      The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with (1) the consolidated financial statements, the notes to consolidated financial statements and management's discussion and analysis included in the Company's 1993 Annual Report on Form 10-K and (2) the supplemental consolidated financial statements, the notes to supplemental consolidated financial statements and management's discussion and analysis included in the Company's Current Report on Form 8-K/A filed on March 10, 1994.

      In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of January 31, 1993 and October 31, 1993, and the results of their operations and their cash flows for the three months ended January 31, 1994 and 1993. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.


                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (In Millions Except Per Share Data)

                                                 Three Months Ended
                                                     January 31,
                                                  1994        1993
                                                     (Unaudited)

    Sales and service revenues................. $ 1,357.5   $ 1,118.3
    Cost of sales and services.................  (1,043.6)     (864.9)
      Gross earnings...........................     313.9       253.4

    Earnings from major joint ventures.........       6.1        15.8
    Selling, engineering, administrative and
      general expenses.........................    (232.0)     (235.2)
    Special charges............................      (9.5)       (7.0)

      Earnings from operations.................      78.5        27.0

    Other income (deductions)
      Interest expense, net....................      (6.0)       (3.8)
      Gain on sale of interest in Western Atlas     276.7          .-

      Gain on Mexican affiliate's public
        offering...............................      11.0          .-
      Retiree medical benefit plan curtailment.        .-        12.8
      Other, net...............................       4.0         9.9
        Total other income, net................     285.7        18.9

      Earnings before income taxes and
        minority interest......................     364.2        45.9

    Income taxes...............................    (162.0)      (17.2)

    Minority interest..........................      (8.8)       (4.9)

      Net earnings............................. $   193.4   $    23.8

    Earnings per common share.................. $    1.11   $     .14

    Cash dividends per common share............ $     .15   $     .15

    Average common shares outstanding..........     174.8       173.9

    See accompanying Notes to Consolidated Condensed Financial
    Statements.


                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Millions)
                                               January 31,
                                                  1994        October 31,
                                                (Unaudited)      1993

                ASSETS
    Current Assets
      Cash and cash equivalents................   $  414.5    $  272.8
      Notes and accounts receivable, net.......      718.8       854.8
      Inventories, net.........................      588.0       728.3
      Investment in M-I Drilling Fluids........      132.1          .-
      Deferred income taxes....................       98.1       100.9
      Other current assets.....................       46.0        46.5
        Total Current Assets...................    1,997.5     2,003.3

    Notes receivable from sale of Western Atlas      200.0          .-
    Investments in and receivables from major
      joint ventures...........................      143.4       414.4
    Intangibles, net...........................      612.3       610.7

    Deferred income taxes......................      210.0       210.9
    Other assets...............................      199.6       189.7

    Property, plant and equipment - at cost....    2,079.0     2,340.3
    Accumulated depreciation and amortization..    1,212.8     1,398.6
        Total Properties - Net.................      866.2       941.7
          Total Assets.........................   $4,229.0    $4,370.7

    LIABILITIES AND SHAREHOLDERS' INVESTMENT
    Current Liabilities
      Short-term debt and current portion
        of long-term debt......................   $  118.7    $  306.8
      Accounts payable.........................      295.1       367.8
      Advances from customers on contracts.....      276.5       288.3
      Accrued compensation and benefits........      202.9       240.3
      Income taxes.............................      241.6       102.3
      Other current liabilities................      395.4       399.2
        Total Current Liabilities..............    1,530.2     1,704.7

    Employee retirement benefit obligations....      679.6       707.6
    Long-term debt.............................      464.1       486.7
    Deferred compensation, insurance
      reserves and other liabilities...........       96.8       103.0
    Minority interest..........................       74.5       154.9


    Shareholders' Investment
      Common shares............................       43.9        43.7
      Capital in excess of par value...........      371.7       366.7
      Retained earnings........................    1,119.1       951.0
      Cumulative translation adjustments.......     (133.1)     (130.2)
      Pension liability adjustment.............      (13.8)      (13.8)
                                                   1,387.8     1,217.4
      Less:  Treasury shares, at cost..........        4.0         3.6
        Total Shareholders' Investment.........    1,383.8     1,213.8
          Total Liabilities and Shareholders'
            Investment.........................   $4,229.0    $4,370.7

       See accompanying Notes to Consolidated Condensed Financial Statements.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In Millions)

                                                     Three Months Ended
                                                        January 31,

                                                     1994        1993
                                                       (Unaudited)

    Cash flows from operating activities:
      Net earnings..............................  $  193.4    $   23.8

      Adjustments to reconcile net earnings
        to cash flow:
          Gain on sale of interest in
            Western Atlas, net of tax............   (147.0)         .-
          Retiree medical benefit plan changes...       .-       (12.8)
          Depreciation and amortization..........     53.0        47.3
          Undistributed earnings of major
            joint ventures.......................     (6.1)      (15.8)
          Minority interest in earnings..........      8.8         4.9
          Decrease in receivables................     12.9        37.6
          Decrease in inventories................     52.2        11.6
          Increase in other assets...............    (24.9)       (9.0)
          Decrease in accounts payable
            and accrued liabilities..............    (64.2)     (114.6)
          Increase(decrease)in advances from
            customers on contracts...............     (6.7)       34.8
          Increase (decrease) in income taxes
            payable..............................     12.5
    (12.8)
          Other - net............................    (30.8)       24.6
            Total adjustments....................   (140.3)       (4.2)


      Net cash provided by operating activities..     53.1        19.6

    Cash flows from investing activities:
      Sale of interest in Western Atlas..........    358.0          .-
      Loan repaid by Western Atlas...............       .-        10.0
      Capital expenditures.......................    (34.0)      (23.5)
        Net cash provided by (used by)
          investing activities...................    324.0       (13.5)

    Cash flows from financing activities:
      Increase (decrease) in short-term debt.....   (187.8)       81.7
      Redemption of debentures...................       .-       (62.5)
      Decrease in other long-term debt...........    (22.2)      (10.2)
      Dividends paid.............................    (25.3)      (24.3)
        Net cash used by financing activities....   (235.3)      (15.3)

    Effect of translation adjustments on cash....      (.1)       (4.7)

    Net increase (decrease)in cash and cash
      equivalents................................    141.7       (13.9)
    Cash and cash equivalents, beginning
      of period..................................    272.8       176.5
    Cash and cash equivalents, end of period..... $  414.5    $  162.6

    See accompanying Notes to Consolidated Condensed Financial
    Statements.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              January 31, 1994
                                (Unaudited)

    NOTE A - BASIS OF PRESENTATION


    On January 21, 1994, a wholly owned subsidiary of Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid). Dresser issued 0.40 shares of its common stock for each share of outstanding Baroid common stock, and Baroid became a wholly-owned subsidiary of Dresser. The "Company" as used in these consolidated condensed financial statements refers to Dresser and its subsidiaries including Baroid.

    The merger has been accounted for as a pooling of interests. The 1994 financial statements and other financial information include Baroid from November 1, 1993. The 1993 financial statements and other financial information have been restated to include Baroid from November 1, 1992.

    NOTE B - MAJOR UNCONSOLIDATED JOINT VENTURES


    The Company's Investment in and Receivables from Major
    Unconsolidated Joint Ventures consists of the following (in millions):

                                         January 31,   October 31,
                                            1994          1993

      Western Atlas International, Inc.   $      .-     $   278.2
      Ingersoll-Dresser Pump Company...       143.4         136.2

                                          $   143.4     $   414.4

    Summarized earnings statement information for major joint ventures is as follows (in millions):

                                                  Three Months Ended
                                                     January 31,
                                                    1994      1993

      Ingersoll-Dresser Pump Company
        (49% owned)
        Net sales..............................   $  197.0  $  202.4
        Gross profit...........................   $   49.5  $   39.9
        Net income.............................   $   16.1  $   (3.7)
        The Company's share of pre-tax earnings   $    6.1  $    5.3

      Western Atlas International, Inc.
        (29.5% owned until January 28, 1994)
        Net sales..............................   $     .-  $  302.1
        Gross profit...........................   $     .-  $   66.5
        Net income.............................   $     .-  $   21.9
        The Company's share of pre-tax earnings   $     .-  $   10.5


                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JANUARY 31, 1994
                                (UNAUDITED)

    NOTE B - MAJOR UNCONSOLIDATED JOINT VENTURES (CONTINUED)


    The Company's share of earnings for Ingersoll-Dresser Pump for the three months ended January 31, 1993 includes $7.5 million of earnings related to the release of LIFO inventory reserves associated with inventories contributed to the joint venture by the Company and sold by Ingersoll-Dresser Pump to third parties.

    On January 28, 1994, the Company sold its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $358 million in cash and $200 million in 7 1/2% notes due over seven years. The Company has recognized a gain of $276.7 million, before taxes, in the three months ended January 31, 1994.

    NOTE C - INVENTORIES


    The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventories.

    NOTE D - DEBT


    Short-term debt at January 31, 1994 consisted of $104.2 million of borrowings from U.S. and foreign banks. At October 31, 1993 short-term debt included $216.0 million of domestic commercial paper as well as $74.0 million of borrowings from U.S. and foreign banks. The commercial paper and certain bank borrowings were repaid in January, 1994.

    The Company's long-term debt includes $150 million of 8% Senior Notes which Baroid sold in April, 1993 via a public offering. The Baroid Notes contain certain covenants that restrict certain types of transactions between Baroid and Dresser and between Baroid and other parties. On February 17, 1994, Baroid gave notice to the holders of the Notes of the holder's right to require the Company to purchase all or any portion of the holder's Notes for a cash purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In addition, Dresser intends to propose amendments to the Indenture whereby Dresser will fully and unconditionally guarantee payment of principal and interest on the Notes in return for modifications to conform the covenants to those applicable to Dresser's 6.25% Notes.

    NOTE E - SPECIAL CHARGES


    In the first quarter of 1994, the Company recorded a special charge of $9.5 million for the settlement of litigation related to Drill Bit pricing. In the first quarter of 1993, the Company accrued a $7.0 million special charge for the Parker & Parsley Petroleum Company litigation.


                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JANUARY 31, 1994
                                (UNAUDITED)

    NOTE F - DIVIDENDS


    On February 22, 1994, the Company declared a quarterly dividend of $.17 per share of common stock payable March 21, 1994 to shareholders of record on March 4, 1994.

    NOTE G - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)


                                                  Three Months Ended
                                                      January 31,
                                                    1994       1993
      Sales and service revenues (1)
        Oilfield Services.........................$ 452.7  $  333.4
        Hydrocarbon Processing Industry
          Dresser-Rand............................   343.6     238.7
          Other operations........................   268.5     262.0
                                                     612.1     500.7
        Engineering services......................   293.4     290.8
        Eliminations..............................     (.7)     (6.6)
          Total sales and service revenues........$1,357.5  $1,118.3

      Operating profit and earnings before taxes
        Oilfield Services
          Consolidated operations.................$   51.9  $   12.3
          Western Atlas operations................      .-      10.5
                                                      51.9      22.8
        Hydrocarbon Processing Industry
          Dresser-Rand operations.................    14.6       7.1
          Ingersoll-Dresser Pump operations.......     5.8       5.3
          Other operations........................    25.3      19.3
                                                      45.7      31.7
        Engineering services
          Operations..............................    15.3       9.3
          Gain on Mexican affiliate's public
            offering..............................    11.0        .-
                                                      26.3       9.3

          Total segment operating profit..........   123.9      63.8

        General corporate expenses................   (15.9)    (15.7)
        Other nonsegment expenses, net............    (5.0)     (4.2)
        Special charges...........................    (9.5)     (7.0)

        Gain on sale of interest in Western Atlas.   276.7        .-
        Retiree medical benefit plan changes......      .-      12.8
        Interest expense, net.....................    (6.0)     (3.8)
          Earnings before taxes...................$  364.2  $   45.9


                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JANUARY 31, 1994
                                (UNAUDITED)

    NOTE G - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS) (CONTINUED)


        Notes:
          (1) Amounts do not include the Company's share of revenues for the major unconsolidated joint ventures as follows:

                                                  Three Months Ended
                                                      January 31,
                                                    1994       1993
              Western-Atlas (29.5%)...............$     .-   $   89.1
              Ingersoll-Dresser Pump (49%)........    96.6       98.2
                                                  $   96.6   $  187.3

    NOTE H - SUBSEQUENT EVENT - SALE OF INTEREST IN M-I DRILLING FLUIDS
    COMPANY

    As indicated in Note A, Dresser and Baroid merged as of January 21, 1994. In connection with the merger, the Antitrust Division of United States Department of Justice ordered the Company to dispose of either its 64% general partnership interest in M-I Drilling Fluids Company (M-I) or its 100% interest in Baroid Drilling Fluids Inc. by June 1, 1994. On March 2, 1994, the Company completed the sale of its 64% interest in M-I to Smith International, Inc. for $80 million in cash and $80 million in short-term notes. The impact of the sale on the statement of earnings cannot be determined until the final February balance sheet of M-I is available.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                       QUARTER ENDED JANUARY 31, 1994

    General

    The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the Notes thereto appearing elsewhere in this report.

    On January 21, 1994, a wholly owned subsidiary of Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid). Dresser issued 0.40 shares of its common stock for each share of outstanding Baroid common stock, and Baroid became a wholly-owned subsidiary of Dresser. The "Company" as used in this discussion refers to Dresser and its subsidiaries including Baroid. The merger has been accounted for as a pooling of interests. Financial data, statistical data, financial statements and discussions of financial information included in this report have been restated to reflect the financial position and results of operations as if the merger had occurred before November 1, 1992.

    Results of Operations - Three Months Ended January 31, 1994
    Compared to 1993

    Net earnings for the current quarter were $193.4 million or $1.11 per share compared to $23.8 million or $.14 per share in the prior year quarter. The current quarter included an after-tax gain of $147.0 million or $.84 per share on the sale of the Company's interest in Western Atlas International, Inc. (See Note B to Consolidated Condensed Financial Statements).

    Revenues of $1.36 billion for the current quarter were up $239 million or 21% from the prior year quarter. Earnings from operations for the current quarter of $78.5 million were $51.5 million higher than the prior year quarter. The Company's first quarter improvement was broadly based, reflecting strong performances in all industry segments. The strength of natural gas prices and related drilling activity in North America and the improving outlook for major economies, including those of the U.S. and Far Eastern countries, were major drivers in the performance. See the Industry Segment Analysis for a discussion of each segment.

    The effective income tax rate applicable to earnings from operations was 37.0% for the 1994 quarter versus 37.5 % in the 1993 quarter. A lower tax basis on the investment in Western Atlas, compared to the book basis, resulted in a tax charge of $129.7 million or 47% on the gain on sale. The increase in the effective rate was due to approximately $30 million of taxes attributable to prior year equity earnings from Western Atlas that were considered permanently invested.

    Industry Segment Analysis

    See details of segment revenues and operating profit in Note G to Consolidated Condensed Financial Statements.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                       QUARTER ENDED JANUARY 31, 1994

    Results of Operations - Three Months Ended January 31, 1994
    Compared to 1993 (Continued)

    Oilfield Services

    With the Baroid merger, the Oilfield Services Segment now includes the following businesses: Drilling Fluids, Drilling Services, Pipe Coating, Underwater Engineering Services, Drill Bits, Production Tools and Ball Valves.

    The Segment's consolidated operations had increases in revenues and operating profit of $119.3 million (36%) and $39.6 million (322%), respectively. The acquired Pipe Coating and Valve businesses contributed $69.8 million of the revenue increase and $10.7 million of the operating profit increase. The Directional Drilling business was also up substantially from a year ago. All of the other businesses had increases in both revenues and operating profits.

    The improvements reflected stronger levels of drilling activity related to natural gas, principally in North America where the overall rig count was up 5 percent. Drilling outside North America was up from a year earlier in January, 1994. This was the first month that has happened since February, 1992.

    The Company sold its interest in Western Atlas in the first quarter of 1994 for a pre-tax gain of $276.7 million. The first quarter of 1993 included $10.5 million of pre-tax profits from Western Atlas operations.

    On March 2, 1994, the Company sold its 64 percent interest in M-I Drilling Fluids to Smith International, Inc. for $160 million. The M-I divestiture was made to comply with the terms of an agreement with the Antitrust Division of the U.S. Department of Justice. Operating profit of M-I Drilling Fluids for the current quarter was

    $12.4 million versus $2.8 million in the prior year quarter. The Company will remain in the drilling fluids business through its Baroid Drilling Fluids subsidiary.

    Hydrocarbon Processing Industry

    Dresser-Rand had increases of $105 million in revenues and $7.5 million in operating profit. The improved performance reflected favorable demand for aftermarket parts and service as well as high levels of steam turbine shipments and rental unit activity.

    The current quarter's earnings of $5.8 million for Ingersoll-Dresser Pump reflects the benefits of the restructuring program undertaken last year. The prior year quarter's earnings of $5.3 million included $7.5 million of earnings from the reversal of LIFO inventory reserves which were completely reversed by the end of fiscal 1993.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                       QUARTER ENDED JANUARY 31, 1994

    Results of Operations - Three Months Ended January 31, 1994
    Compared to 1993 (Continued)

    Hydrocarbon Processing Industry (Continued)

    Revenues and operating profits in total for the other operations in the Segment increased by $6.5 million and $6.0 million respectively, reflecting improving market conditions in the U.S. and certain international areas. Divisions providing fuel dispensing and control systems, rotary blowers and instruments and meters had good increases while the valve and control products operation showed a decline.

    Engineering Services

    This segment consists of the M.W. Kellogg Company's construction engineering and related services business. Kellogg's Mexican affiliate, Bufete Industrial, completed a public offering of stock and Kellogg had a gain of $11.0 million due to the increased equity of the affiliate. Kellogg's operating profit improved due to a favorable mix of projects, principally in international markets.

    Liquidity, Capital Resources and Financial Condition

    The Company's liquidity and overall financial condition improved during the quarter primarily due to the proceeds from the sale of the Company's interest in Western Atlas. Part of the proceeds were used to repay $210 million of debt. The repayments improved the ratio of debt to total debt and shareholders' equity to 30/70 at January 31, 1994 from 40/60 at October 31, 1993. Cash and cash equivalents increased $141.7 million during the quarter reflecting the remainder of the proceeds from the Western Atlas sale. The tax of $129.7 million on the gain on the sale will be paid over the balance of the year.

    The Company continues to have access to additional capital resources should the need arise. Management believes that available cash and lines of credit, combined with cash provided by operations, will be adequate to finance known requirements.

    Baroid Corporation issued 8% Senior Notes in April, 1993 via a public offering. The Company intends to propose amendments to the
    Note Indenture whereby Dresser will guarantee the Notes in exchange for modification of certain covenants (See Note D to Consolidated Condensed Financial Statements).

                        PART II.  OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders

         (a) A Special Meeting of Shareholders of Registrant was held on January 19, 1994.

         (c)  At the Special Meeting, the shareholders:

              voted to approve a merger proposal (the "Merger Proposal"). Approval of the Merger Proposal included (1) adoption and approval of an Agreement and Plan of Merger pursuant to which (a) BCD Acquisition Corporation, a newly formed and wholly owned subsidiary of Registrant would merge (the "Merger") into Baroid Corporation ("Baroid"), (b) Baroid would become a wholly owned subsidiary of Dresser, and (c) all of the issued and outstanding shares of common stock of Baroid and shares potentially issuable pursuant to Baroid employee benefit plans and outstanding warrants for Baroid common stock would be converted into the right to receive in the aggregate up to 42,388,408 shares of Dresser common stock, subject to and in accordance with the terms and conditions of such Agreement and Plan of Merger and
              (2) approval of the issuance of up to 42,388,408 shares of Dresser common stock pursuant to the Merger. The proposal was approved by a vote of the shareholders as follows:

                   Votes for                          93,924,963
                   Votes against or withheld             493,176
                   Abstentions                           509,017
                   Broker nonvotes                         -0-

    Item 6.   Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

              The following reports were filed on Form 8-K during the quarter for which this report is filed:

              (1)  A report dated December 9, 1993 was filed for Items
              5 and 7.

              (2)  A report dated December 29, 1993 was filed for Item 5.

              (3) A report dated January 21, 1994 was filed for Items 2 and 7, and was amended by a report on Form 8-K/A filed March 10, 1994 for Item 7. The amended report included Management's Discussion and Analysis of Financial Condition and Results of Operations, Supplemental Consolidated Financial Statements and Unaudited Pro Forma Combined Condensed Financial Statements.

              (4) A report dated January 28, 1994, was filed for Items 2 and 7, and included Unaudited Pro Forma Condensed
              Financial Statements.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DRESSER INDUSTRIES, INC.




                                 By: /s/ George H. Juetten
                                 George H. Juetten
                                 Vice President and Controller


    Dated:  March 16, 1994