Form 10-Q
period 1994-04-30
DRESSER INDUSTRIES INC /DE/
filed 1994-06-10
CIK 30099

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended
      April 30, 1994                      Commission File Number 1-4003



                          DRESSER INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)



               Delaware                                 C 75-0813641
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                  Identification No.)


    P. O. Box 718
    2001 Ross                                         75221 (P. O. Box)
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
    Yes   X  .  No      .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at May 31, 1994
    Common Stock, par value $.25                 175,422,010

                                   INDEX

                                                              Page
                                                             Number

    Part I. Financial Information

      Management's Representation                                3
      Consolidated Condensed Statements of Earnings
        for the three months and the six months ended
        April 30, 1994 and 1993                                  4
      Consolidated Condensed Balance Sheets
        as of April 30, 1994 and October 31, 1993                5
      Consolidated Condensed Statements of Cash Flows
        for the six months ended April 30, 1994 and 1993         6
      Notes to Consolidated Condensed Financial Statements      7-13
      Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                   14-18

    Part II. Other Information
        Reports on Form 8-K                                      19

    Signature                                                    19

                        MANAGEMENT'S REPRESENTATION

    The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with (1) the consolidated financial statements, the notes to consolidated financial statements and management's discussion and analysis included in the Company's 1993 Annual Report on Form 10-K and (2) the supplemental consolidated financial statements, the notes to supplemental consolidated financial statements and management's discussion and analysis included in the Company's Amendment No. 1 on Form 8-K/A dated
    March  10,  1994 to Current  Report on  Form 8-K dated  January 21,
    1994.

    In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of April 30, 1994 and October 31, 1993, the results of operations for the three months and the six months ended April 30, 1994 and 1993, and cash flows for the six months ended April 30, 1994 and 1993. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (In Millions Except Per Share Data)


                               Three Months Ended  Six Months Ended
                                     April 30,          April 30,
                                  1994      1993     1994      1993
                                   (Unaudited)         (Unaudited)

    Sales and service revenues. $1,278.5 $1,252.2 $2,636.0 $2,370.5
    Cost of sales and services.   (986.1)  (946.2)(2,029.7)(1,811.1)
      Gross earnings..........     292.4    306.0    606.3    559.4

    Earnings from major
      unconsolidated joint
      ventures.................      2.5     26.3      8.6     42.1
    Selling, engineering,
      administrative and general
      expenses.................   (225.1)  (242.6)  (457.1)  (477.8)
    Special credits (charges)..     18.4    (65.2)     8.9    (72.2)

      Earnings from operations.     88.2     24.5    166.7     51.5

    Other income (deductions)
      Interest expense, net....     (1.1)    (6.4)    (7.1)   (10.2)
      Gain on sale of interest
       in Western Atlas........     (1.0)      .-    275.7       .-
      Gain on Mexican affiliates
       public offering.........       .-       .-     11.0       .-
      Retiree medical benefit plan
       curtailment.............       .-       .-       .-     12.8
      Other, net...............      8.8      6.9     12.8     16.8
       Total...................      6.7       .5    292.4     19.4

      Earnings before income taxes
       and minority interest...     94.9     25.0    459.1     70.9

    Income taxes................   (35.1)   (10.1)  (197.1)   (27.3)

    Minority interest...........    (7.1)    (6.5)   (15.9)   (11.4)

      Net earnings............. $   52.7 $    8.4 $  246.1 $   32.2

    Earnings per common share...$    .30 $    .05 $   1.41 $    .19


    Cash dividends per common
      share.................... $    .17 $    .15 $    .32 $    .30

    Average common shares
      outstanding..............    175.4    174.3    175.1    174.1

         See accompanying Notes to Consolidated Condensed Financial
                                Statements.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Millions)
                                                 April 30,
                                                   1994     October 31,
                                                (Unaudited)     1993
                ASSETS

    Current Assets
      Cash and cash equivalents................   $  398.6    $  272.8
      Notes and accounts receivable, net.......      788.0       854.8
      Inventories, net.........................      610.8       728.3
      Deferred income taxes....................       98.0       100.9
      Other current assets.....................       38.9        46.5
        Total Current Assets...................    1,934.3     2,003.3

    Notes receivable from Western Atlas........      200.0          .-
    Investments in and receivables from major
      unconsolidated joint ventures............      145.8       414.4
    Intangibles, net...........................      606.3       610.7
    Deferred income taxes......................      202.2       210.9
    Other assets...............................      176.7       189.7

    Property, plant and equipment - at cost....    2,099.5     2,340.3
    Accumulated depreciation and amortization..    1,241.3     1,398.6
        Total Properties - Net.................      858.2       941.7
          Total Assets.........................   $4,123.5    $4,370.7

    LIABILITIES AND SHAREHOLDERS' INVESTMENT


    Current Liabilities
      Short-term debt and current portion
        of long-term debt.....................    $   42.2    $  306.8
      Accounts payable........................       318.4       367.8
      Advances from customers on contracts....       251.9       288.3
      Accrued compensation and benefits.......       214.5       240.3
      Income taxes............................       189.7       102.3
      Other current liabilities...............       366.0       399.2
        Total Current Liabilities.............     1,382.7     1,704.7

    Employee retirement benefit obligations...       674.8       707.6
    Long-term debt............................       459.9       486.7
    Deferred compensation, insurance
      reserves and other liabilities..........        96.9       103.0
    Minority interest.........................        83.6       154.9


    Shareholders' Investment
      Common shares...........................        43.9        43.7
      Capital in excess of par value..........       374.2       366.7
      Retained earnings.......................     1,142.0       951.0
      Cumulative translation adjustments......      (116.6)     (130.2)
      Pension liability adjustment............       (13.8)      (13.8)
                                                   1,429.7     1,217.4
      Less:  Treasury shares, at cost.........         4.1         3.6
        Total Shareholders' Investment........     1,425.6     1,213.8
          Total Liabilities and Shareholders'
            Investment........................    $4,123.5    $4,370.7

         See accompanying Notes to Consolidated Condensed Financial
                                Statements.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In Millions)

                                                   Six Months Ended
                                                        April 30,
                                                    1994        1993
                                                      (Unaudited)


    Cash flows from operating activities:
      Net earnings..............................    $  246.1  $   32.2
      Adjustments to reconcile net earnings
        to cash flow:
          Gain on sale of interest in
            Western Atlas, net of tax...........      (146.5)       .-
          Special (credits) charges.............       (18.4)     72.2
          Retiree medical benefit plan changes..          .-     (12.8)
          Depreciation and amortization.........       105.3     102.7
          Earnings from major
            unconsolidated joint ventures.......        (8.6)    (42.1)
          Cash received from major unconsolidated
            joint ventures......................         9.8       6.1
          Minority interest in earnings.........        15.9      11.4
          Cash advanced to minority partner.....       (18.0)    (22.5)
          (Increase) decrease in receivables*...       (43.9)     41.4
          Decrease (increase) in inventories*...        23.7     (13.1)
          (Decrease) in accounts payable
            and accrued liabilities*............       (63.7)   (106.4)
          (Decrease) increase in advances from
            customers on contracts*.............       (35.2)     18.1
          Increase (decrease)in income taxes
            payable*............................         8.9     (50.8)
          Other - net*..........................        16.3      17.8
      Net cash provided by operating activities.        91.7      54.2

    Cash flows from investing activities:
      Proceeds of sale of interest in Western Atlas    358.0        .-
      Proceeds of sale of interest
        in M-I Drilling Fluids.................        160.0        .-
      Income taxes paid on gain on sale of
        interest in Western Atlas..............        (56.2)       .-
      Business acquisitions less cash and cash
        equivalents acquired of $38.2..........           .-    (274.0)
      Capital expenditures.....................        (79.4)    (63.6)

        Net cash provided by (used by)
          investing activities.................        382.4    (337.6)


    Cash flows from financing activities:
      (Decrease) increase in short-term debt...       (249.3)    392.9
      Redemption of debentures.................           .-     (62.5)
      (Decrease) increase in long-term debt....        (42.0)     30.7
      Dividends paid...........................        (55.1)    (49.5)
        Net cash (used by) provided by financing
          activities...........................       (346.4)    311.6

    Effect of translation adjustments on cash..         (1.9)     (4.7)


    Net increase in cash and cash equivalents..        125.8      23.5
    Cash and cash equivalents, beginning
      of period................................        272.8     176.5
    Cash and cash equivalents, end of period...     $  398.6  $  200.0

    *Change is net of effect of businesses divested and purchased.

         See accompanying Notes to Consolidated Condensed Financial
                                Statements.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               April 30, 1994
                                (Unaudited)

    NOTE A - BASIS OF PRESENTATION


    On January 21, 1994, the Company merged with Baroid Corporation (Baroid). Dresser issued 0.4 share of its common stock for each share of outstanding Baroid common stock. The "Company" as used in these consolidated condensed financial statements refers to Dresser and its subsidiaries including Baroid.

    The merger has been accounted  for as a pooling of interests.   The
    1994 financial  statements and other  financial information include
    Baroid  from November 1, 1993.   The 1993  financial statements and
    other financial  information have  been restated to  include Baroid

    from November 1, 1992.

    In connection with the merger, the Antitrust Division of United States Department of Justice and the Company reached agreement that the Company would dispose of either its 64% general partnership interest in M-I Drilling Fluids Company (M-I) or its 100% Interest in Baroid Drilling Fluids Inc. by June 1, 1994. The Company completed the sale of its 64% interest in M-I to Smith International, Inc. for $160 million in cash effective February 28, 1994. The Company recognized a $3.0 million pre-tax gain on the sale in the three months ended April 30, 1994.

    Separate results of the entities for the periods prior to the merger are as follows (in millions):

                               Three Months Ended  Six Months Ended
                                  April 30, 1993    April 30, 1993
                                 Dresser  Baroid   Dresser   Baroid

      Revenues................. $1,067.2 $  185.0 $1,990.9  $  379.6
      Gross earnings........... $  260.6 $   45.4 $  469.6  $   89.8
      Earnings from operations. $   14.2 $   10.3 $   34.1  $   17.4
      Other income (deductions)      2.9     (2.4)    21.0      (1.6)
      Earnings before taxes
        and minority interests.     17.1      7.9     55.1      15.8
      Income taxes.............     (7.9)    (2.2)   (22.0)     (5.3)
      Minority interest........     (6.5)      .-    (10.9)      (.5)
      Net earnings............. $    2.7 $    5.7 $   22.2  $   10.0


                                Three Months Ended
                                 January 31, 1994
                                 Dresser  Baroid

      Revenues................. $1,132.2 $  225.3
      Gross earnings........... $  248.4 $   65.5
      Earnings from operations. $   53.1 $   25.4
      Other income (deductions)    287.6     (1.9)
      Earnings before taxes

        and minority interests.    340.7     23.5
      Income taxes.............   (154.0)    (8.0)
      Minority interest........     (9.9)     1.1
      Net earnings............. $  176.8 $   16.6

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 30, 1994
                                (UNAUDITED)


    NOTE B - MAJOR UNCONSOLIDATED JOINT VENTURES


    The   Company's   investment   in  and   receivables   from   major
    unconsolidated  joint  ventures  consists  of  the  following   (in
    millions):
                                          April 30,    October 31,
                                            1994          1993

      Western Atlas International, Inc.   $      .-     $   278.2
      Ingersoll-Dresser Pump Company...       145.8         136.2
                                          $   145.8     $   414.4

    Summarized earnings statement information for major unconsolidated joint ventures is as follows (in millions):

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                              1994      1993      1994      1993

      Ingersoll-Dresser Pump Company
         (49% owned)
         Net sales......... $  185.1  $  192.4   $  382.1  $  394.8
         Gross profit...... $   37.8  $   42.5   $   87.3  $   82.4
         Net income........ $    3.2  $    2.1   $   19.3  $   (1.6)
         The Company's
          share of pre-tax

          earnings......... $    2.5  $   15.4   $    8.6  $   20.7

       Western Atlas International, Inc.
         (29.5% owned until
          January 28, 1994)
         Net sales......... $     .-  $  285.4   $     .-  $  587.5
         Gross profit.......$     .-  $   62.9   $     .-  $  129.4
         Net income........ $     .-  $   22.5   $     .-  $   44.4
         The Company's
          share of pre-tax
          earnings......... $     .-  $   10.9   $     .-  $   21.4

    The Company's share of earnings for Ingersoll-Dresser Pump for the three months and the six months ended April 30, 1993 included $13.8 million and $21.3 million, respectively, of earnings related to the release of LIFO inventory reserves associated with inventories contributed to the joint venture by the Company and sold by Ingersoll-Dresser Pump to third parties.

    On January 28, 1994, the Company sold its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $358 million in cash and $200 million in 7 1/2% notes due over seven years. The Company has recognized a gain of $275.7 million, before taxes.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 30, 1994
                                (UNAUDITED)

    NOTE C - INVENTORIES


    The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventories.

    Inventories include the following (in millions):


                                          April 30,    October 31,
                                            1994          1993

      Finished products and work in
        process........................   $   481.8     $   584.8
      Raw materials and supplies.......       129.0         143.5
                                          $   610.8     $   728.3

    NOTE D - DEBT

    Short-term debt at April 30, 1994 consisted of $40.7 million of borrowings from U.S. and foreign banks. At October 31, 1993 short-term debt included $216.0 million of domestic commercial paper as well as $74.0 million of borrowings from U.S. and foreign banks. The commercial paper and certain bank borrowings have been repaid in 1994.

    The Company's long-term debt includes $150 million of 8% Senior Notes which Baroid sold in April, 1993 via a public offering. The Baroid Notes contain certain covenants that restrict certain types of transactions between Baroid and Dresser and between Baroid and other parties. On February 17, 1994, Baroid gave notice to the holders of the Notes of the holder's right to require the Company to purchase all or any portion of the holder's Notes for a cash purchase price equal to 101% of the principal amount plus accrued and unpaid interest. No holder exercised such option. Dresser currently intends to propose, to the holders of the Notes, certain amendments to the Indenture whereby Dresser will fully and unconditionally guarantee payment of principal and interest on the Notes in return for modifications to make the covenants similar to those applicable to Dresser's 6.25% Notes.

    NOTE E - SPECIAL CREDITS AND CHARGES

    In April 1994, the Company entered into  settlement agreements with the  remaining  insurance  carriers  relating to  the  $65  million
    settlement of the  Parker &  Parsley litigation.   The Company  had
    previously   received  approximately   $13.5  million   from  other

    insurance carriers in connection with the litigation. Pursuant to the recent settlement agreements, the Company received approximately $33.8 million, which, after legal fees and a provision for other potential litigation settlements, resulted in a gain of $18.4 million which was recognized in the quarter ending April 30, 1994. Legal actions arising from the same facts filed by Glyn Snell, et. al., and working interest owners who did not

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 30, 1994
                                (UNAUDITED)

    NOTE E - SPECIAL CREDITS AND CHARGES (CONTINUED)

    participate in the Parker & Parsley case remain outstanding. Management expects the court to approve settlement of the Glyn Snell, et. al. litigation following a hearing scheduled in June 1994. Management believes that adequate provisions have been made for these remaining outstanding actions.

    In the first quarter of 1994, the Company recorded a special charge of $9.5 million for the settlement of litigation related to Drill Bit pricing. These items resulted in a net special credit of $8.9 million for the six months ended April 30, 1994.

    The 1993 special charges include $58.0 million and $65.0 million in the three months and the six months ended April 30, 1993, respectively, to cover settlement, legal fees and expenses related to the Parker & Parsley litigation, as well as foreseeable costs and expenses in connection with suits brought by royalty owners and working interest owners arising from the same facts as present in the Parker & Parsley litigation. The other $7.2 million of special charges in the 1993 periods are for employee termination costs associated with restructuring certain operations.

    NOTE F - DIVIDENDS


    On May 19, 1994, the Company declared a quarterly dividend of $.17 per share of common stock payable June 20, 1994 to shareholders of record on June 1, 1994.

    NOTE G - LITIGATION AND CONTINGENCIES

    Litigation

    In 1988, certain individuals purchased from a third party a construction equipment dealership which sold Dresser products. The Company was not a party to the transaction, except to the extent that it was a party to the Distributorship Agreement with the dealership. The dealership was purchased prior to the announcement by the Company of the intent to form the Komatsu Dresser joint venture. The plaintiffs sued the Company claiming that the Company

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 30, 1994
                                (UNAUDITED)

    NOTE G - LITIGATION AND CONTINGENCIES (CONTINUED)

    Litigation (Continued)

    failed to disclose to them its intent to enter into the joint venture and that the value of the dealership, which they subsequently sold at a loss, was impaired by the formation of the joint venture. In April, 1994, the jury returned a verdict awarding the plaintiffs compensatory damages of $6.5 million and punitive damages of $4.0 million.

    The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October 1983 transaction alleging, among other things, that the Company knowingly failed to disclose certain alleged liabilities associated with the hand tool
    business.     The  plaintiffs   previously  had  been   awarded  in

    arbitration a $1.3 million adjustment to the purchase price paid by them to acquire the division. In May, 1994, the jury returned a verdict awarding the plaintiffs $4 million in compensatory damages and $50 million in punitive damages.

    In both cases, the Company is preparing appropriate post-trial motions, and if relief is denied by the trial court, the Company intends to appeal. Based on a review of the current facts and circumstances and discussions with legal counsel, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with these matters. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material effect on the Company's financial position or results of operation.

    Environmental Matters

    The Company is identified as a potentially responsible party in 75 Superfund sites. Primary responsibility for nine of these sites was assumed by INDRESCO Inc. At four of the remaining 66 sites, Bio-Ecology, Operating Industries, Gulf Coast Vacuum, and PAB Oil and Chemical, the Company may be responsible for remediation costs currently estimated at between $.3 million and $1 million each. The Company previously has entered into settlements in respect of fourteen Superfund sites at a total cost of $.2 million. Based upon the Company's historical experience with similar claims and management's understanding of the facts and circumstances relating to the sites other than Bio-Ecology, Operating Industries, Gulf Coast Vacuum, and PAB Oil and Chemical, management believes that the other situations will be resolved without material effect on the Company's financial position or results of operations.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 30, 1994
                                (UNAUDITED)


    NOTE H - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)



                               Three Months Ended  Six Months Ended
                                     April 30,       April 30,
                                  1994      1993    1994    1993

    Sales and service revenues*
      Oilfield Services........ $  365.1 $  401.6 $  817.8 $  735.0
      Hydrocarbon Processing Industry
        Dresser-Rand............   282.5    286.4    626.1    525.1
        Other operations........   293.5    279.6    562.0    541.6
                                   576.0    566.0  1,188.1  1,066.7
      Engineering services......   338.3    288.3    631.7    579.1
      Eliminations..............     (.9)    (3.7)    (1.6)   (10.3)
      Total sales and service
        revenues................$1,278.5 $1,252.2 $2,636.0 $2,370.5

    Operating profit and earnings
      before taxes
      Oilfield Services
        Consolidated operations $   27.7 $   29.3$   79.6 $   41.6
        Western Atlas operations      .-     10.9      .-     21.4
                                    27.7     40.2    79.6     63.0
      Hydrocarbon Processing Industry
        Dresser-Rand operations     15.4     20.7    29.3     27.5
        Ingersoll-Dresser Pump
          operations............     1.1     13.8     6.4     17.9
        Other operations........    35.4     27.4    60.7     46.7
        Special Charges.........      .-     (7.2)    .-     (7.2)
                                    51.9     54.7    96.4     84.9
      Engineering services
        Operations..............    15.6     16.4    30.9     25.7
        Gain on Mexican affiliate's
          public offering.......      .-       .-    11.0       .-
                                    15.6     16.4    41.9     25.7

      Total segment operating
        profit..................    95.2    111.3   217.9    173.6


    General corporate expenses..   (15.0)   (16.4)  (30.9)   (32.1)
    Other nonsegment expenses,
      net.......................    (4.6)    (5.5)   (8.4)    (8.2)
    Special credits (charges)...    18.4    (58.0)    8.9    (65.0)
    Gain on sale of interest in
      Western Atlas.............    (1.0)      .-   275.7       .-
    Gain on sale of interest in
      M-I Drilling Fluids.......     3.0       .-     3.0       .-
    Retiree medical benefit plan
      changes...................      .-       .-      .-     12.8
    Interest expense, net.......    (1.1)    (6.4)   (7.1)   (10.2)

      Earnings before taxes..... $  94.9  $  25.0$  459.1 $   70.9


    * Amounts do not include the Company's share of revenues for the major unconsolidated joint ventures as follows:

                               Three Months Ended  Six Months Ended
                                     April 30,       April 30,
                                  1994     1993    1994    1993

    Western Atlas (29.5%)...     $    .-  $  84.2$     .-  $ 173.3
    Ingersoll-Dresser
      Pump (49%)............        90.7     95.2   187.3    193.4
                                 $  90.7  $ 179.4 $ 187.3  $ 366.7

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 30, 1994
                                (UNAUDITED)


    NOTE I - SUBSEQUENT EVENT


    On  June 1,  1994, the  Company and  Wheatley TXT  Corp. (Wheatley)
    signed  an   agreement  to  merge  Wheatley  into  a  wholly  owned
    subsidiary  of  the Company  in a  tax  free transaction  valued at

    approximately $195 million. The merger will be accounted for as a pooling of interests. The terms of the agreement call for the exchange of seven tenths of a share of Dresser common stock for each share of Wheatley common stock, provided that the average daily price of Dresser stock is between $20 and $27 per share during a specified period prior to the approval of the merger by Wheatley shareholders. If the average daily price of Dresser shares is above or below the specified range during the period, the conversion rate will be adjusted but will not be greater than .7368 or less than .6750. The Company expects the transaction to be completed by late July or early August, 1994.

    The  Boards of Directors of both Dresser and Wheatley have approved
    the merger.    The  merger  requires the  approvals  of  Wheatley's
    shareholders and appropriate government agencies.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                        QUARTER ENDED APRIL 30, 1994



    Results of Operations - Three Months and Six Months Ended April 30, 1994 Compared to 1993

    Net earnings (after-tax) are summarized as follows:

                                    Three Months Ended April 30,
                                      1994              1993
                                 Amount  Per Share Amount  Per Share

    Earnings before special
     items                      $   39.8 $   .23  $   49.2 $   .28
    Parker & Parsley lawsuit
     recovery (settlement)          11.6     .06   (36.5)     (.21)
    Restructuring charges             .-     . -    (4.3)     (.02)
    Gain on sale of interest in
     Western Atlas                   (.6)    . -      .-       . -

    Gain on sale of interest in
     M-I Drilling Fluids             1.9     .01      .-       . -
    Net earnings                $   52.7 $   .30 $   8.4   $   .05

                                    Six Months Ended April 30,
                                     1994             1993
                                Amount Per Share  Amount  Per Share

    Earnings before special
     items                      $   92.2 $   .53 $   77.4  $   .44
    Parker & Parsley lawsuit
     recovery (settlement)          11.6     .06    (40.9)    (.23)
    Drill Bit lawsuit settlement    (6.0)   (.03)      .-      . -
    Restructuring charges             .-     . -     (4.3)    (.02)
    Gain on sale of interest in
     Western Atlas                  46.4     .84       .-      . -
    Gain on sale of interest in
     M-I Drilling Fluids             1.9     .01       .-      . -
    Net earnings                $  246.1 $  1.41  $  32.2  $   .19

    Unusual Items

    In April, 1994, the Company recognized a $18.4 million pre-tax gain from the settlement of a coverage dispute with certain insurance carriers regarding the 1993 Parker & Parsley litigation settlement on which the Company recorded pre-tax charges of $58.0 million in the three months of 1993 and $65.0 million in the six months of 1993. See Notes E and G to Consolidated Condensed Financial Statements.

    As explained in Note A to Consolidated Condensed Financial Statements, the Company sold its interest in M-I Drilling Fluids Company effective February 28, 1994 and recorded a pre-tax gain of $3.0 million in the current quarter.

    The Company sold its interest in Western Atlas International, Inc. and recognized a pre-tax gain of $276.7 million in the first quarter of 1994 and adjusted the gain to $275.7 million during the current quarter.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                        QUARTER ENDED APRIL 30, 1994


    Results of Operations - Three Months and Six Months Ended April 30, 1994 Compared to 1993 (Continued)

    Operations

    Sales and  service revenues  for the  current  quarter of  $1,278.5 million were up $26.3 million (2%) from the prior year quarter. Increases in the Hydrocarbon Processing Industry and Engineering Services segments were offset by a decrease in the Oilfield Services segment which was lower mainly due to the sale of M-I Drilling Fluids.

    Sales and service revenues for the six months of 1994 of $2,636.0 million were up $265.5 million (11.2%) from the prior year six months. All segments had increases.

    Earnings before special items for the second quarter were down $9.4 million compared to the prior year but up $14.8 million for the first six months of 1994 compared to last year. Segment operating profit for the second quarter, excluding Western Atlas and LIFO inventory adjustments (see below), was essentially the same as the prior year quarter after being up $67.4 million in the first quarter.

    Currently, however, international exploration and drilling activity is slow and hydrocarbon processing projects are being delayed due to the uncertain oil price outlook. This could affect the performance of some of the operating units in upcoming quarters.

    Earnings from unconsolidated joint ventures were down $23.8 million for  the three months  and $33.5 million  for the six  months.  The
    Company  did   not  recognize  any  earnings   from  Western  Atlas
    operations in 1994, but had $10.9 million and $21.4 million of such earnings in the three months and six months, respectively, of 1993.


    The 1993 periods also included $13.8 million in the three months and $21.3 million in the six months of non-recurring earnings from the release of LIFO inventory reserves related to inventories contributed to Ingersoll-Dresser Pump Company and sold to third parties by Ingersoll-Dresser Pump.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                        QUARTER ENDED APRIL 30, 1994


    Results of Operations - Three Months and Six Months Ended April 30, 1994 Compared to 1993 (Continued)


    Selling, engineering, administrative and general expenses are lower in the three months and six months of 1994 than in the 1993 periods. The decreases are primarily due to the sale of M-I Drilling Fluids.

    Net interest expense is lower in the 1994 periods than in 1993 primarily due to interest income on a higher level of investments resulting from the sale of interests in M-I Drilling Fluids and Western Atlas that more than offset higher interest rates on debt resulting from the issuance of $450 million of long term debt in 1993 which replaced lower rate short-term borrowings as follows (in Millions):

                            Three Months        Six Months
                          1994      1993      1994      1993

    Interest expense     $ (11.0)  $  (9.8) $  (23.6)  $ (18.0)
    Interest income          9.9       3.4      16.5       7.8
                         $  (1.1)  $  (6.4) $   (7.1)  $ (10.2)

    Segment Results

    See details of segment revenues and operating profit in Note H to Consolidated Condensed Financial Statements.


    Oilfield Services

    With the Baroid merger, the Oilfield Services Segment now includes the following businesses: Drilling Fluids, Drilling Services and Products, Pipe Coating, Underwater Engineering Services, Drill Bits, Production Tools and Ball Valves.

    Consolidated Oilfield Services operations' revenues and operating profits for the current quarter were down $36.5 million and $1.6 million, respectively, from the same 1993 quarter. Revenues and operating profits were down $57.0 million and $5.0 million, respectively, as a result of M-I Drilling Fluids being sold as of February 28, 1994. The Baroid Drilling Fluids and Sperry-Sun Drilling Services operations had higher revenues and operating profits primarily due to higher drilling activity in the Gulf of Mexico and Canada and improved prices. The Sub Sea underwater engineering operations had higher revenues as a result of increased work in Australia; however, operating profit was lower due to higher than anticipated job costs and increased engineering and operational staff expenses both in the United States and the North Sea. The Bredero Price pipe coating operation had lower revenues due to the prior year sale of a pipe coating plant.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                        QUARTER ENDED APRIL 30, 1994

    Segment Results (Continued)

    Oilfield Services (Continued)

    On a year-to-date basis, revenues and operating profits for the consolidated Oilfield Services operations were up $82.8 million and
    $38.0 million,  respectively.   Current revenues included  the full
    six months  for Bredero Price and  TK Value which  were acquired in
    1993.   These revenues more than offset a reduction due to the sale of M-I Drilling Fluids in 1994.  The inclusion of Bredero Price for the  full six  months  of 1994  added  $13.5 million  to  operating
    profits.   The remainder of the increases in revenues and operating

    profits were primarily from Baroid Drilling Fluids and Sperry Sun Drilling Services operations which were favorably impacted by increased North American drilling activity.

    On June 1, 1994, the Company and Wheatley TXT Corp. signed an agreement to merge Wheatley into a wholly owned subsidiary of the Company. See Note I to Consolidated Condensed Financial Statements for more information. The Wheatley merger will add pumps, valves, metering equipment and other products used in the production of oil and gas. Giving effect to recent acquisitions, Wheatley had pro forma sales of $161.6 million and net earnings of $8.2 million for its fiscal year ended February 28, 1994.

    Hydrocarbon Processing Industry

    In the current quarter, Dresser-Rand had lower revenues and operating profits reflecting a low level of international activity due to persistent economic and political uncertainty in many markets. Somewhat offsetting that trend was relatively strong demand for equipment for natural gas activity in the U.S. For the six months, Dresser-Rand's revenues were up due to favorable demand for aftermarket parts and service as well as high levels of steam turbine segments and rental unit activity in the first quarter of 1994. Year-to-date operating profits were essentially flat reflecting a slow-down in market conditions.

    Ingersoll-Dresser Pump (IDP) had lower revenues in the three months and six months compared to the prior year, reflecting the continued slow-down in international markets. Dresser's earnings from IDP in 1994 were down in both the three months and the six months primarily because 1993 included $13.8 million and $21.3 million, respectively, of earnings from the release of LIFO reserves related to inventories contributed to IDP by Dresser and sold to third parties by IDP.

    The other Hydrocarbon Processing Industry operations had improved revenues and operating profits for both the three months and the six months when compared to the prior year periods.  The Mono Pump,
    Wayne,   Waukesha,  Instrument,   Roots  and  DMD   operations  all

    contributed to the increases reflecting better market demand in the
    U.S.   The  Valve  and Controls  Division  had lower  revenues  and operating profits due to slower market conditions in Europe.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                        QUARTER ENDED APRIL 30, 1994


    Segment Results (Continued)

    Engineering Services

    The M. W. Kellogg Company's operations had strong revenue increases in both the current quarter and the year-to-date versus the prior year periods. Kellogg's operating profit was essentially flat for the quarter but was up year-to-date due to a favorable mix of projects for refineries, LNG plants and ammonia plants in the first quarter of 1994.

    Liquidity, Capital Resources and Financial Condition

    The Company's liquidity and overall financial condition improved during the six months ended April 30, 1994. As shown on the Statements of Cash Flows, the Company received cash proceeds totaling $518.0 million from the sales of interests in Western Atlas International, Inc. and M-I Drilling Fluids. The Company used the proceeds to reduce debt $291.4 million and to make a $56.2 million tax payment attributable to the gain on sale of Western Atlas. The balance of cash and cash equivalents was $125.8 million higher than at October 31, 1993 primarily due to the remainder of the proceeds. Approximately $73.1 million of additional taxes attributable to the gain on sale of Western Atlas will be paid later in the year.

    The Company's ratio of total debt to total debt and shareholders' investment improved to 26/74 at April 30, 1994 compared to 40/60 at
    October  31, 1993.    The  Company  continues  to  have  access  to
    additional  capital resources  should the  need arise.   Management

    believes that available cash and lines of credit, combined with cash provided by operations, will be adequate to finance known requirements.

    Baroid Corporation issued 8% Senior Notes in April 1993 via a public offering. The Company intends to propose amendments to the
    Note Indenture whereby Dresser will guarantee the Notes in exchange for modification of certain covenants (See Note D to Consolidated Condensed Financial Statements).

    Litigation and Environmental Issues

    As noted in the discussion of operations, during the quarter the Company settled certain insurance claims concerning the 1993 settlement of the Parker & Parsley litigation. Also during the quarter, juries awarded damages to the plaintiffs in two lawsuits against the Company. See Notes E and G to Consolidated Condensed Financial Statements for further discussion of these legal matters.
     Note G also includes disclosure of environmental clean-up situations in which the Company is involved.


                        PART II.  OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

              The following report was filed on Form 8-K during the quarter for which this report is filed:

              (1) A report on Form 8-K/A dated March 10 for Item 7 was filed to amend a report on Form 8-K dated January 21, 1994. The amended report included Management's Discussion and Analysis of Financial Condition and Results of Operations, Supplemental Consolidated Financial Statements and Unaudited Pro Forma Combined Condensed Financial Statements.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DRESSER INDUSTRIES, INC.




                                  By:  /s/ George H. Juetten
                                       George H. Juetten
                                       Vice President - Controller


    Dated:  June 10, 1994