Form 10-Q/A
period 1994-04-30
DRESSER INDUSTRIES INC /DE/
filed 1994-06-24
CIK 30099

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C.  20549


                                 FORM 10-Q/A

                              AMENDMENT NO. 1
                                    TO
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                        QUARTER ENDED APRIL 30, 1994



    Results of Operations - Three Months and Six Months Ended April 30, 1994 Compared to 1993

    Net earnings (after-tax) are summarized as follows:

                                    Three Months Ended April 30,
                                      1994              1993
                                 Amount  Per Share Amount  Per Share

    Earnings before special
     items                      $   39.8 $   .23  $   49.2 $   .28
    Parker & Parsley lawsuit
     recovery (settlement)          11.6     .06   (36.5)     (.21)
    Restructuring charges             .-     . -    (4.3)     (.02)
    Gain on sale of interest in
     Western Atlas                   (.6)    . -      .-       . -

    Gain on sale of interest in
     M-I Drilling Fluids             1.9     .01      .-       . -
    Net earnings                $   52.7 $   .30 $   8.4   $   .05

                                    Six Months Ended April 30,
                                     1994             1993
                                Amount Per Share  Amount  Per Share

    Earnings before special
     items                      $   92.2 $   .53 $   77.4  $   .44
    Parker & Parsley lawsuit
     recovery (settlement)          11.6     .06    (40.9)    (.23)
    Drill Bit lawsuit settlement    (6.0)   (.03)      .-      . -
    Restructuring charges             .-     . -     (4.3)    (.02)
    Gain on sale of interest in
     Western Atlas                 146.4     .84       .-      . -
    Gain on sale of interest in
     M-I Drilling Fluids             1.9     .01       .-      . -
    Net earnings                $  246.1 $  1.41  $  32.2  $   .19

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


    Dated:  June 24, 1994