Form 10-Q
period 1994-07-31
DRESSER INDUSTRIES INC /DE/
filed 1994-09-14
CIK 30099

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


    (Mark One)
    [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1994.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


    Registrant's telephone number, including area code - 214-740-
    6000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X  .  No      .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at August 31, 1994
    Common Stock, par value $.25           183,794,107

                                 INDEX

                                                            Page
                                                           Number

    Part I. Financial Information

      Management's Representation                               3
      Consolidated Condensed Statements of Earnings
        for the three months and the nine months ended
        July 31, 1994 and 1993                                  4
      Consolidated Condensed Balance Sheets
        as of July 31, 1994 and October 31, 1993                5
      Consolidated Condensed Statements of Cash Flows
        for the nine months ended July 31, 1994 and 1993        6
      Notes to Consolidated Condensed Financial Statements 7-14 Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                15-19

    Part II. Other Information

      Item 6.     Exhibits and Reports on Form 8-K             20

    Signature                                                  20

    Exhibit Index

      Exhibit 27  Financial Data Schedule

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

    In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of July 31, 1994 and October 31, 1993, the results of operations for the three months and the nine months ended July 31, 1994 and 1993, and cash flows for the nine months ended July 31, 1994 and 1993. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (In Millions Except Per Share Data)


                                       Three Months Ended
                                              July 31,
                                     1994       1993       1994       1993
                                            (Unaudited)

    Sales and service revenues.... $1,145.6  $1,276.9   $3,781.6   $3,647.4
     Cost of sales and services...   (888.9)   (953.4)  (2,914.4)  (2,760.3)
      Gross earnings..............    256.7     323.5      867.2      887.1

    Earnings from major
      unconsolidated joint
      ventures....................     0.4       13.0       6.8      52.3
    Selling, engineering,
      administrative and general
      expenses....................    (206.8)  (243.1)   (662.0)    (717.6)
    Special credits (charges).....     .-         4.1      8.9       (68.1)

      Earnings from operations....       50.3     97.5     220.9    153.7

    Other income (deductions)
      Interest expense, net.......     (2.2)      (8.8)    (9.3)    (19.0)

      Gain on sale of interest
       in Western Atlas...........        .-        .-     275.7      .-
      Gain on Mexican affiliates
       public offering............        .-        .-      11.0      .-
      Retiree medical benefit plan
       curtailment................        .-        .-        .-    12.8
      Other, net..................      2.3        2.5      11.2    14.6
       Total......................      0.1       (6.3)    288.6     8.4

      Earnings before income taxes
       and minority interest......      50.4       91.2     509.5   162.1

    Income taxes...................    (14.0)     (34.8)   (211.1)  (62.1)

    Minority interest..............     (1.2)     (12.4)    (17.1)  (23.8)

      Net earnings................  $   35.2    $  44.0   $  281.3 $ 76.2

    Earnings per common share...... $    .20    $   .25   $  1.61   $.44

    Cash dividends per common
      share.......................  $    .17     $  .15   $  .49   $ .45

    Average common shares
      outstanding.................     175.4     174.4     175.2    174.2

       See accompanying Notes to Consolidated Condensed Financial
    Statements.

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In Millions)
                                             July 31,
                                              1994     October 31,
                                           (Unaudited)     1993
                 ASSETS

    Current Assets
      Cash and cash equivalents............. $  383.6       $272.8
      Notes and accounts receivable, net....    761.6        854.8
      Inventories, net......................    620.4        728.3
      Deferred income taxes.................     98.3        100.9
      Other current assets..................     36.7         46.5
        Total Current Assets................  1,900.6      2,003.3

    Notes receivable from Western Atlas.....    200.0           .-
    Investments in and receivables from
      major unconsolidated joint ventures...    150.5        414.4
    Intangibles, net........................    602.6        610.7
    Deferred income taxes...................    201.1        210.9
    Other assets............................    183.4        189.7

    Property, plant and equipment - at cost   2,124.9      2,340.3
    Accumulated depreciation and amortization 1,265.6      1,398.6
        Total Properties - Net..............    859.3        941.7
          Total Assets...................... $4,097.5     $4,370.7

    LIABILITIES AND SHAREHOLDERS' INVESTMENT

    Current Liabilities
      Short-term debt and current portion
        of long-term debt................... $   43.2     $  306.8
      Accounts payable......................    354.2        367.8
      Advances from customers on contracts..    264.6        288.3
      Accrued compensation and benefits.....    214.9        234.9
      Income taxes..........................    142.1        102.3
      Other current liabilities.............    358.2        399.2
        Total Current Liabilities...........  1,377.2      1,699.3

    Employee retirement benefit obligations     671.3        707.6
    Long-term debt..........................    459.9        486.7
    Deferred compensation, insurance
      reserves and other liabilities........     97.2        108.4
    Minority interest.......................     69.2        154.9

    Shareholders' Investment
      Common shares.........................     43.9         43.7
      Capital in excess of par value........    375.2        366.7
      Retained earnings.....................  1,117.6        951.0
      Cumulative translation adjustments....    (96.1)      (130.2)
      Pension liability adjustment..........    (13.8)       (13.8)

                                              1,426.8      1,217.4
      Less:  Treasury shares, at cost.......      4.1          3.6
        Total Shareholders' Investment......  1,422.7      1,213.8
          Total Liabilities and
            Shareholders' Investment........ $4,097.5     $4,370.7

    See accompanying Notes to Consolidated Condensed Financial
    Statements.

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In Millions)
                                              Nine Months Ended
                                                  July 31,
                                              1994        1993
                                                 (Unaudited)
    Cash flows from operating activities:
      Net earnings........................... $  281.3    $   76.1
      Adjustments to reconcile net earnings
        to cash flow:
          Gain on sale of interest in
            Western Atlas, net of tax.......    (146.5)         .-
          Retiree medical benefit
            plan changes....................        .-       (12.8)
          Depreciation and amortization.....     159.0       154.8
          Earnings from major
            unconsolidated joint ventures...      (6.8)      (51.9)
          Cash received from major unconsolidated
            joint ventures..................      18.7        20.7
          Minority interest in earnings.....      17.1        23.8
          Cash advanced to minority partner      (27.4)      (24.5)
          Change in working capital*........     (89.8)      (82.0)
          Change in non-current assets and
            liabilities*                         (13.7)      (12.3)
              Net cash provided by
                operating activities........     191.9        91.9

    Cash flows from investing activities:
      Proceeds of sale of interest in
        Western Atlas.......................     358.0          .-
      Proceeds of sale of interest
        in M-I Drilling Fluids..............     160.0          .-
      Income taxes paid on gain on sale of
        interest in Western Atlas...........    (106.2)         .-
      Business acquisitions less cash and cash
        equivalents acquired of $38.2.......        .-      (294.1)
      Capital expenditures..................    (118.8)     (116.1)

        Net cash provided by (used by)
          investing activities..............     293.0      (410.2)

    Cash flows from financing activities:
      Proceeds from issuance of 6.25% Notes         .-       298.2
      Proceeds from issuance of 8% Senior Notes     .-       146.0
      (Decrease) increase in short-term debt    (248.1)      195.5
      Redemption of debentures..............        .-       (62.5)
      Decrease in other long-term debt......     (42.3)     (128.5)
      Dividends paid........................     (84.9)      (74.8)
        Net cash (used by) provided by financing
          activities........................    (375.3)      373.9

    Effect of translation adjustments on cash      1.2        (6.2)


    Net increase in cash and cash equivalents    110.8        49.4
    Cash and cash equivalents, beginning
      of period.............................     272.8       176.5
    Cash and cash equivalents, end of period  $  383.6    $  225.9

    *Change is net of effect of businesses divested and purchased.

    See accompanying Notes to Consolidated Condensed Financial
    Statements.

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             July 31, 1994
                              (Unaudited)

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

    In connection with the merger, the Antitrust Division of United States Department of Justice and the Company reached agreement that the Company would dispose of either its 64% general partnership interest in M-I Drilling Fluids Company (M-I) or its 100% Interest in Baroid Drilling Fluids Inc. by June 1, 1994. The Company completed the sale of its 64% interest in M-I to Smith International, Inc. for $160 million in cash effective February 28, 1994. The Company recognized a $3.0 million pre-tax gain on the sale.

    Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding, and the Notes are now fully guaranteed by Dresser (See Note D). Because the Notes remain outstanding, summarized financial information of Baroid is presented as follows (in millions):

    Baroid Corporation           July 31, 1994  October 31, 1993

      Current assets..............  415.3           $  388.4
      Noncurrent assets...........  374.1              340.4
        Total....................$  789.4           $  728.8

      Current liabilities.........  309.7           $  272.1
      Noncurrent liabilities......  179.7              186.5
      Shareholders' investment....  300.0              270.2
        Total.....................  789.4           $  728.8


                                   Three Months Ended
                                       July 31,
                                 1994     1993      1994

      Revenues....................  $  225.6$  212.1 $  662.6 $  591.7
      Gross earnings..............  $   66.2$   55.0 $  182.9 $  144.8
      Earnings from operations....  $   17.6$   17.3 $   56.0 $   34.7
      Other income (deductions)...      (5.6)   (4.0)   (11.7)    (5.6)
      Earnings before taxes
        and minority interests....       12.0    13.3     44.3     29.1
      Income taxes................      (3.6)   (3.7)   (15.5)    (9.0)
      Minority interest...........       (.6)    (.5)      .9     (1.0)
      Net earnings................  $    7.8  $  9.1 $   29.7 $   19.1


               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             July 31, 1994
                              (Unaudited)

    Separate results of Baroid for the periods prior to the merger are shown in the 1993 summarized financial information above and in the following summary (in millions):

                                              Three Months Ended
                                               January 31, 1994

      Revenues........................                    $  225.3
      Gross earnings..................                    $   65.5
      Earnings from operations........                    $   25.4
      Other income (deductions).......                        (1.9)
      Earnings before taxes
       and minority interests.........                        23.5
      Income taxes....................                        (8.7)
      Minority interest...............                         1.1
      Net earnings....................                    $   15.9

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1994
                              (UNAUDITED)


    NOTE B - MAJOR UNCONSOLIDATED JOINT VENTURES

    The Company's investment in and receivables from major
    unconsolidated joint ventures consists of the following (in millions):
                                           July 31,    October 31,
                                            1994          1993

      Western Atlas International, Inc.   $      .-     $   278.2
      Ingersoll-Dresser Pump Company...       150.5         136.2
                                          $   150.5     $   414.4

    Summarized earnings statement information for major unconsolidated joint ventures is as follows (in millions):

                                    Three Months Ended
                                         July 31,
                              1994      1993      1994      1993

      Ingersoll-Dresser Pump Company
         (49% owned)
         Net sales......... $  190.4  $  199.0  $  572.5  $  600.4
         Gross profit...... $   40.7  $   45.2  $  128.0  $  127.6
         Net income........ $    2.2  $    3.0  $   21.5  $   (1.4)
         The Company's
          share of pre-tax
          earnings......... $     .4  $    1.9  $    6.8  $   19.8

       Western Atlas International, Inc.
         (29.5% owned until
          January 28, 1994)
         Net sales......... $     .-  $  263.6  $     .-  $  851.1
         Gross profit.......$     .-  $   59.4  $     .-  $  188.8
         Net income........ $     .-  $   22.1  $     .-  $   66.5
         The Company's
          share of pre-tax
          earnings......... $     .-  $   11.1  $     .-  $   32.5

    The Company's share of earnings for Ingersoll-Dresser Pump for nine months ended July 31, 1993 included $21.3 million of earnings related to the release of LIFO inventory reserves associated with inventories contributed to the joint venture by the Company and sold by Ingersoll-Dresser Pump to third parties.

    On January 28, 1994, the Company sold its 29.5% interest in

    Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $358 million in cash and $200 million in 7 1/2% notes due over seven years. The Company recognized a gain of $275.7 million, before taxes.

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1994
                              (UNAUDITED)

    NOTE C- INVENTORIES

    The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventories.

    Inventories include the following (in millions):

                                           July 31,    October 31,
                                            1994          1993

      Finished products and work in
        process........................   $   488.5     $   584.8
      Raw materials and supplies.......       131.9         143.5
                                          $   620.4     $   728.3

    NOTE D - DEBT

    Short-term debt at July 31, 1994 consisted of $43.2 million of borrowings from U.S. and foreign banks. At October 31, 1993 short-term debt included $216.0 million of domestic commercial paper as well as $74.0 million of borrowings from U.S. and foreign banks. The commercial paper and certain bank borrowings have been repaid in 1994.

    The Company's long-term debt includes $150 million of 8% Senior Notes which Baroid sold in April, 1993 via a public offering. On February 17, 1994, the Company gave notice to the holders of the Notes of the holder's right to require the Company to purchase all or any portion of the holder's Notes for a cash purchase price equal to 101% of the principal amount plus accrued and unpaid interest. No holder exercised such option. On August 5, 1994, the Company completed a consent solicitation whereby the holders of the Notes consented to certain amendments to the Indenture which removed various restrictive covenants. In return, Dresser fully and unconditionally guaranteed payment of principal and interest on the Notes.

    Baroid entered into a three year reverse interest rate swap beginning May 7, 1993 and ending May 7, 1996. Under terms of the swap agreement, the Company receives a fixed interest payment of 4.9% and pays six-month LIBOR for the prior six months on $150 million. During the first year of the swap, the Company received interest of $1.1 million greater than it paid under the swap agreement. The effect of the reverse interest rate swap is to convert the first three years of the 8% Senior Notes from a fixed rate obligation to a floating rate obligation (composed of a fixed payment of 3.1% plus a floating payment based on six-month LIBOR for the prior six months). If on the set date six-month LIBOR is less than 4.9%, the Company will pay an effective floating rate of less than 8.0% and conversely if six-month LIBOR is greater than 4.9%, the Company will pay an effective floating rate greater than 8.0%. On September 13, 1994, six-month LIBOR was approximately 5.5%.
    This same rate on the next set date (November 7, 1994) would result in a payment of approximately $.4 million for the six months then ended, which is in addition to the 8% due holders of the Notes.

    NOTE E - SPECIAL CREDITS AND CHARGES

    In April 1994, the Company entered into settlement agreements with the remaining insurance carriers relating to the $65 million settlement of the Parker & Parsley litigation. The Company had previously received approximately $13.5 million from other insurance carriers in connection with the litigation. Pursuant to the recent settlement agreements, the Company received approximately $33.8 million, which, after legal fees and a provision for other potential litigation settlements, resulted in a gain of $18.4 million which was recognized in the quarter ending April 30, 1994. Legal actions arising from the same facts in the Parker & Parsley litigation filed by Glyn Snell, et. al., were settled in June 1994, whereby the Company paid $7.5 million in

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1994
                              (UNAUDITED)

    NOTE E - SPECIAL CREDITS AND CHARGES (CONTINUED)

    August 1994. Additional legal actions arising from the same facts in the Parker & Parsley litigation filed by working interest owners remain outstanding. Management believes that adequate provisions have been made for these remaining outstanding actions.

    In the first quarter of 1994, the Company recorded a special charge of $9.5 million for the settlement of litigation related to Drill Bit pricing. This charge and the Parker & Parsley settlement gain noted above resulted in a net special credit of $8.9 million for the nine months ended July 31, 1994.

    The 1993 special charges include $65.0 million in the nine months ended July 31, 1993, to cover settlement, legal fees and expenses related to the Parker & Parsley litigation, the Glyn Snell, et. al. litigation and the working interest owners litigation. In addition, the Company recorded $7.2 million of special charges in the nine months ended July 31, 1993 for employee termination costs associated with restructuring certain operations and $4.1 million of special credits in the three months and nine months ended July 31, 1993 from curtailment of retiree medical benefits resulting from employee termination associated with plant closings.

    NOTE F - DIVIDENDS

    On July 21, 1994, the Company declared a quarterly dividend of $.17 per share of common stock payable September 20, 1994 to shareholders of record on September 1, 1994.

    NOTE G - LITIGATION AND CONTINGENCIES

    Litigation

    In 1988, certain individuals purchased from a third party a construction equipment dealership which sold Dresser products. The Company was not a party to the transaction, except to the extent that it was a party to the Distributorship Agreement with the dealership. The dealership was purchased prior to the announcement by the Company of the intent to form the Komatsu Dresser joint venture. The plaintiffs sued the Company claiming that the Company failed to disclose to them its intent to enter into the joint venture and that the value of the dealership, which they subsequently sold at a loss, was impaired by the formation of the joint venture. In April,

    1994, the jury returned a verdict awarding the plaintiffs compensatory damages of $6.5 million and punitive damages of $4.0 million.

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1994
                              (UNAUDITED)

    NOTE G - LITIGATION AND CONTINGENCIES (CONTINUED)

    Litigation (Continued)

    The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October 1983 transaction alleging, among other things, that the Company knowingly failed to disclose certain alleged liabilities associated with the hand tool business. The plaintiffs previously had been awarded in arbitration a $1.3 million adjustment to the purchase price paid by them to acquire the division. In May, 1994, the jury returned a verdict awarding the plaintiffs $4 million in compensatory damages and $50 million in punitive damages.

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

    Environmental Matters

    The Company is identified as a potentially responsible party in 81 Superfund sites. Primary responsibility for nine of these sites was assumed by INDRESCO Inc. The Company has entered into agreements to settle the Bio-Ecology site for $.9 million and the Gulf Coast Vacuum site for $.4 million. The Bio-Ecology agreement is before the Court for approval. The Gulf Coast Vacuum administrative settlement is pending public notice and execution by the United States Environmental Protection Agency. At two of the remaining 70 sites, Operating Industries and PAB Oil and Chemical, the Company may be responsible for remediation costs currently estimated at between $.3 million and $1 million each. The Company previously has entered into settlements in respect of fourteen Superfund sites at a total cost of $.2 million. Based upon the Company's historical experience with similar claims and management's understanding of the facts and circumstances relating to the sites other than Bio-Ecology, Gulf Coast Vacuum, Operating Industries and PAB Oil and Chemical, management believes that the other situations will be resolved without material effect on the Company's financial position or results of operations.

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1994
                              (UNAUDITED)


    NOTE H - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)

                                         Three Months Ended
                                               July 31,
                                      1994     1993      1994    1993

    Sales and service revenues*
      Oilfield Services.............$  338.8$  424.9 $1,156.6$1,159.9
      Hydrocarbon Processing Industry
        Dresser-Rand................   260.9   272.8    887.0   797.9
        Other operations............   281.0   277.2    843.0   818.8
                                       541.9   550.0  1,730.0 1,616.7
      Engineering Services..........   266.0   303.3    897.7   882.4
      Eliminations..................    (1.1)   (1.3)    (2.7)  (11.6)
      Total sales and service
        revenues....................  $1,145.6$1,276.9 $3,781.6$3,647.4

    Operating profit and earnings
      before taxes
      Oilfield Services
        Consolidated operations.....$   23.5$   35.9 $  103.3$   77.5
        Western Atlas operations....      .-    11.1       .-    32.5
        Special credits                   .-     0.6       .-     0.6
                                        23.5    47.6    103.3   110.6
      Hydrocarbon Processing Industry
        Dresser-Rand operations.....     4.1    17.9     33.4    45.4
        Ingersoll-Dresser Pump
         operations................      0.4     1.9      6.8    19.8
        Other operations............    33.0    31.9     93.7    78.6
        Special credits (charges)...      .-     3.4       .-    (3.8)
                                        37.5    55.1    133.9   140.0
      Engineering Services
        Operations..................    13.4    23.1     44.3    48.8
        Gain on Mexican affiliate's
         public offering...........       .-      .-     11.0      .-
                                        13.4    23.1     55.3    48.8

      Total segment operating profit    74.4   125.8    292.5   299.4

    General corporate expenses......   (14.7)  (13.9)   (45.6)  (46.0)
    Other nonsegment expenses, net..    (7.1)  (11.9)   (15.7)  (20.1)
    Special credits (charges).......      .-      .-      8.9   (65.0)
    Gain on sale of interest in
      Western Atlas.................      .-      .-    275.7      .-
    Gain on sale of interest in M-I
      Drilling Fluids...............      .-      .-      3.0      .-
    Retiree medical benefit plan
      changes.......................      .-      .-       .-    12.8
    Interest expense, net...........    (2.2)   (8.8)    (9.3)  (19.0)

      Earnings before taxes.........$   50.4$   91.2 $  509.5$  162.1


    * Amounts do not include the Company's share of revenues for the major unconsolidated joint ventures as follows:

                                         Three Months Ended
                                               July 31,
                                      1994    1993      1994     1993

       Western Atlas (29.5%)........$    .-$  77.6    $    .- $ 250.9
       Ingersoll-Dresser Pump (49%).   93.2   97.5      280.5   294.2
                                    $  93.2$ 175.1    $ 280.5 $ 545.1

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1994
                              (UNAUDITED)


    NOTE I - SUBSEQUENT EVENT

    On June 1, 1994, the Company and Wheatley TXT Corp. (Wheatley) signed an agreement to merge Wheatley into a wholly owned subsidiary of the Company in a tax free transaction. The merger became effective on August 5, 1994 following approval by Wheatley's shareholders and appropriate government agencies.
    As a result of the merger, 0.70 shares of Dresser common stock has been exchanged for each of Wheatley's approximately 12 million shares outstanding. The merger is being accounted for as a pooling of interests.

    Supplemental unaudited financial information assuming the merger had occurred on November 1, 1993 is as follows (in millions, except earnings per share):



                              Three Months Ended  Nine Months Ended
                                   July 31,           July 31,
                                    1994    1993      1994    1993

      Revenues.................... $1,188.1 $1,296.0$3,893.7$3,703.3
      Gross earnings.............. $  271.5 $  329.4$  906.6$  903.1
      Earnings from operations.... $   55.4 $   99.8$  234.5$  159.7
      Other income (deductions)...     (0.6)    (6.3)  286.0     8.3
      Earnings before taxes
        and minority interests....     54.8     93.5   520.5   168.0
      Income taxes................    (15.7)   (35.7) (215.7)  (64.3)
      Minority interest...........     (1.2)   (12.4)  (17.1)  (23.8)
      Net earnings................ $   37.9 $   45.4$  287.7$   79.9
      Earnings per share..........      .21$     .25     1.58   .44


                                               July 31, 1994

      Current assets..............               $1,972.2
      Noncurrent assets...........                2,302.8
        Total.....................               $4 275.0

      Current liabilities.........               $1,397.5
      Noncurrent liabilities......                1,359.1
      Shareholders' investment....                1,518.4
        Total.....................               $4,275.0


    The Company currently expects to record approximately $15 million of special charges in the fourth quarter of 1994 for expenses associated with the merger, including professionsl fees and costs related to eliminating duplicate facilities.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                      QUARTER ENDED July 31, 1994



    Results of Operations - Three Months and Nine Months Ended July 31, 1994 Compared to 1993

    Net earnings (after-tax) are summarized as follows:

                                     Three Months Ended July 31,
                                      1994           1993
                                 Amount Per Share Amount Per Share


    Earnings before special items   35.2 $   .20 $  41.5 $   .24
    Restructuring credits             .-     .-      2.5     .01
    Net earnings                $   35.2 $   .20 $  44.0 $   .25


                                    Nine Months Ended July 31,
                                     1994            1993
                                 Amount Per Share Amount Per Share

    Earnings before special items $127.4 $   .73  $119.0   $.68
    Parker & Parsley lawsuit
      recovery (settlement)         11.6     .06   (40.9)   (.23)
    Drill Bit lawsuit settlement    (6.0)   (.03)     .-     .-
    Restructuring charges             .-     . -    (1.9)   (.01)
    Gain on sale of interest in
      Western Atlas                146.4     .84      .-     .-
    Gain on sale of interest in
      M-I Drilling Fluids            1.9     .01      .-     .-
    Net earnings                $  281.3 $  1.61 $  76.2 $   .44

    Unusual Items

    In April 1994, the Company recognized a $18.4 million pre-tax gain from the settlement of a coverage dispute with certain insurance carriers regarding the 1993 Parker & Parsley litigation settlement on which the Company recorded pre-tax charges of $65.0 million in the nine months of 1993. In June 1994, the Company settled certain litigation arising from the same facts in the Parker & Parsley litigation and, in August 1994, made a $7.5 million payment which was charged to accrual liabilities. See Notes E and G to Consolidated Condensed Financial Statements.

    As explained in Note A to Consolidated Condensed Financial
    Statements, the Company sold its interest in M-I Drilling
    Fluids Company effective February 28, 1994 and recorded a pre-tax gain of $3.0 million.

    As explained in Note B to Consolidated Condensed Financial
    Statements, the Company sold its interest in Western Atlas
    International, Inc. in January 1994, and recognized a pre-tax gain of $275.7 million.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                      QUARTER ENDED July 31, 1994


    Results of Operations - Three Months and Nine Months Ended July 31, 1994 Compared to 1993 (Continued)

    Operations

    Sales and service revenues for the current quarter of $1,145.6 million were down $131.3 million (10.3%) from the prior year quarter. The Oilfield Services Segment was down $86.1 million primarily due to $99.6 million of 1993 sales of M-I Drilling Fluids. Engineering Services Segment was down $37.3 million. Gross earnings and the gross earnings ratio were down $66.8 million and 2.9%, respectively, for the current quarter compared with the 1993 quarter. These decreases were also primarily due to the prior year sales of M-I Drilling Fluids.

    Sales and service revenues for the nine months of 1994 of $3,781.6 million were up $134.2 million (3.7%) from the prior year nine months. The Hydrocarbon Processing Segment contributed $113.3 million of the increase primarily from the Dresser-Rand operations which had higher sales of $89.1 million. Gross earnings and the gross earnings ratio were down $19.9 million and 1.4%, respectively, for the nine months. The decrease attributable to 1993 sales of M-I Drilling Fluids was partially offset by margins on higher sales of other operations.

    Earnings before special items for the third quarter were down $6.3 million versus the prior year, but up $8.4 million for the first nine months of 1994 compared to last year. Segment Operating Profit excluding the impact of Western Atlas was down $40.3 million for the third quarter compared with the 1993 quarter but was up $25.6 million for the nine months compared to the prior year nine months primarily due to a strong first quarter in 1994.

    Earnings from unconsolidated joint ventures were down $12.6 million for the three months and $45.5 million for the nine months. The Company has not recognized any earnings from Western Atlas operations in 1994, but had $11.1 million and $32.5 million of such earnings in the three months and nine months, respectively, of 1993. The 1993 nine month results also included $21.3 million of non-recurring earnings recognized in the first two quarters from the release of LIFO inventory reserves related to inventories contributed to Ingersoll-Dresser Pump Company and sold to third parties by Ingersoll-Dresser Pump.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                      QUARTER ENDED July 31, 1994

    Results of Operations - Three Months and Nine Months Ended July 31, 1994 Compared to 1993 (Continued)

    Selling, engineering, administrative and general expenses are lower in the three months and nine months of 1994 than in the 1993 periods. The decreases are primarily due to the sale of M-I Drilling Fluids.

    Net interest expense is lower in the 1994 periods than in 1993 primarily due to interest income on a higher level of investments from the proceeds of the sale of interests in M-I Drilling Fluids and Western Atlas. This more than offset the effect of higher interest rates on debt resulting from the issuance of $450 million of long term debt in 1993 which replaced lower rate short-term borrowings, as follows (in millions):

                          Three Months        Nine Months
                         1994      1993      1994       1993

    Interest expense    $ (11.2)  $ (13.0) $  (34.8)   $ (31.0)
    Interest income         9.0       4.2      25.5       12.0
                        $  (2.2)  $  (8.8) $   (9.3)   $ (19.0)

    The current year higher year-to-date effective tax rate (41.4% versus 38.3%) is attributable to a higher effective tax rate on the Company's gain on the sale of its interest in Western Atlas. The higher rate on the Western Atlas gain is attributable to tax on a lower tax basis in the Company's investment in Western Atlas. Absent the tax on the Western Atlas gain, the Company's year-to-date effective tax rate on continuing operations is approximately 35%. The lower tax rate for the three months ended July 31 is a result of the revision of the estimated tax rate for the full fiscal year. In prior years a similar revision did not occur until the fourth quarter.

    Segment Results

    See details of segment revenues and operating profit in Note H to Consolidated Condensed Financial Statements.

    Oilfield Services

    Consolidated Oilfield Services operations' revenues and operating profits for the current quarter were down $86.1 million and $12.4 million, respectively, from the same 1993 quarter. The decreases included revenues of $99.6 million and operating profits of $6.1 million of M-I Drilling Fluids in the 1993 quarter. The Baroid Drilling Fluids and Sperry-Sun Drilling Services operations both had higher revenues and operating profits primarily due to higher drilling activity in the Gulf of Mexico and Canada and improved prices. The Sub Sea underwater engineering operations had higher revenues as a result of increased work in Australia; however, operating profit was lower due to higher than anticipated job costs and increased engineering and operational staff expenses both in the United States and the North Sea. The Security and DBS drill bit businesses had lower sales and operating profits as a result of a slowdown in international drilling and the absorption of one-time costs. The Bredero Price pipe coating operation had lower revenues and operating profit due to project delays.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                      QUARTER ENDED July 31, 1994

    Segment Results (Continued)
    Oilfield Services (Continued)

    Revenues were essentially the same as the prior year on a year-to-date basis. A $141.9 million reduction in sales due to the sale of M-I Drilling Fluids was offset by increases from the inclusion in 1994 of the full nine months for Bredero Price and TK Valve which were acquired in 1993 and increases by Baroid Drilling Fluids, Sperry-Sun and Sub Sea. Year-to-date operating profits were up $25.8 million. The inclusion of Bredero Price for the full nine months in 1994 added to operating profit. An increase in North American drilling activity favorably impacted both Baroid Drilling Fluids and Sperry Sun.

    On August 5, 1994, the Company and Wheatley TXT Corp. completed the merger of Wheatley into the Company. See Note I to Consolidated Condensed Financial Statements for more information. The Wheatley merger adds pumps, valves, metering equipment and other products used in the production of oil and gas. Giving effect to recent acquisitions, Wheatley had pro forma sales of $161.6 million and net earnings of $8.2 million for its fiscal year ended February 28, 1994. See Note I to Consolidated Condensed Financial Statements.

    Hydrocarbon Processing Industry

    In the current quarter, Dresser-Rand had lower revenues and operating profits reflecting a continued low level of inter-national activity due to persistent economic and political un-certainty in many markets. For the nine months, Dresser-Rand's revenues were up due to favorable demand for aftermarket parts and service as well as high levels of steam turbine shipments and rental unit activity in the first quarter of 1994. Year-to-date operating profits were down reflecting a slow-down in market conditions. Dresser-Rand's backlog was $656.8 million at July 31, 1994 compared to $652.3 million at April 30, 1994 and $872.6 million at October 31, 1993.

    Ingersoll-Dresser Pump (IDP) had lower revenues in the three months and nine months compared to the prior year, reflecting the continued slow-down in international markets. Dresser's earnings from IDP in 1994 were down in the nine months primarily because 1993 included $21.3 million of earnings from the release of LIFO reserves related to inventories contributed to IDP by Dresser and sold to third parties by IDP.

    The other Hydrocarbon Processing Industry operations had improved revenues and operating profits for both the three months and the nine months compared to the prior year periods. The Wayne dispensing systems operations had substantial increases in revenues and operating profits reflecting better market demand in the U.S. The Mono Pump, Waukesha, Instrument, Roots and DMD operations also contributed to the increases. The Valve and Controls Division had lower revenues and operating profits due to slower market conditions in Europe.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                      QUARTER ENDED July 31, 1994


    Segment Results (Continued)
    Engineering Services

    The M. W. Kellogg Company's revenues decreased $37.3 million or 12% in the current quarter compared to the prior year quarter reflecting lower activity levels as several major projects move toward completion. Year-to-date revenues remained slightly ahead of the prior year.

    Kellogg's operating profit was down $9.7 million for the quarter and $4.5 million year-to-date. Kellogg's backlog at July 31, 1994 was $1.90 billion compared with $1.94 billion at April 30, 1994 and $2.5 billion at October 31, 1993.

    Liquidity, Capital Resources and Financial Condition

    The Company's liquidity and overall financial condition improved during the nine months ended July 31, 1994. As shown on the Statements of Cash Flows, the Company received cash proceeds totaling $518.0 million from the sales of interests in Western Atlas International, Inc. and M-I Drilling Fluids. The Company used the proceeds to reduce debt $290.4 million and to make $106.2 million of tax payments attributable to the gain on sale of Western Atlas. The balance of cash and cash equivalents of $383.6 million was $110.8 million higher than at October 31, 1993 primarily due to the remainder of the proceeds. Approximately $23.1 million of additional taxes attributable to the gain on sale of Western Atlas will be paid in October.

    The Company's ratio of total debt to total debt and shareholders' investment improved to 26/74 at July 31, 1994 compared to 40/60 at October 31, 1993. The Company continues to have access to additional capital resources should the need arise. Management believes that the cash balance of $383.6 million and availability of $125.0 million under existing lines of credit, combined with cash provided by operations, will be adequate to finance known requirements.

    Baroid Corporation issued 8% Senior Notes in April 1993 via a public offering. On August 5, 1994, the Company completed a consent solicitation whereby the holders of the Notes agreed to amendments to the Note Indentures removing various restrictive covenants. In return, Dresser guaranteed the Notes (see Note D to Consolidated Condensed Financial Statements).

    Litigation and Environmental Issues

    As noted in the discussion of operations, the Company has settled certain insurance claims concerning the 1993 settlement of the Parker & Parsley litigation. Also, juries have awarded damages to the plaintiffs in two lawsuits against the Company. See Notes E and G to Consolidated Condensed Financial Statements for further discussion of these legal matters.
    Note G also includes disclosure of environmental clean-up situations in which the Company is involved.

                      PART II.  OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits.

                   Exhibit 27     Financial Data Schedule



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


                                  DRESSER INDUSTRIES, INC.




                                  By:  /s/ George H. Juetten
                                       George H. Juetten
                                       Vice President - Controller


    Dated:  September 15, 1994

                             EXHIBIT INDEX


    Exhibit   Description
       27     Financial Data Schedule.  (Pursuant to Item
              601(c)(iv) of Regulation S-X, the Financial Data
              Schedule is not deemed to be "filed" for purposes of
              Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)