Form 10-Q/A
period 1994-07-31
DRESSER INDUSTRIES INC /DE/
filed 1994-10-06
CIK 30099

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q/A
                              AMENDMENT NO.1
                                   TO
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


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
    Yes     .  No   X    .

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

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (In Millions Except Per Share Data)


                                   Three Months Ended     Nine Months Ended
                                        July 31,              July 31,
                                     1994       1993       1994       1993
                                      (Unaudited)           (Unaudited)


    Sales and service revenues.... $1,145.6  $1,276.9   $3,781.6   $3,647.4
     Cost of sales and services...   (888.9)   (953.4)  (2,914.4)  (2,760.3)
      Gross earnings..............    256.7     323.5      867.2      887.1

    Earnings from major
      unconsolidated joint
      ventures....................     0.4       13.0       6.8      52.3
    Selling, engineering,
      administrative and general
      expenses....................    (206.8)  (243.1)   (662.0)    (717.6)
    Special credits (charges).....     .-         4.1      8.9       (68.1)

      Earnings from operations....       50.3     97.5     220.9    153.7

    Other income (deductions)
      Interest expense, net.......     (2.2)      (8.8)    (9.3)    (19.0)

      Gain on sale of interest
       in Western Atlas...........        .-        .-     275.7      .-
      Gain on Mexican affiliates
       public offering............        .-        .-      11.0      .-
      Retiree medical benefit plan
       curtailment................        .-        .-        .-    12.8
      Other, net..................      2.3        2.5      11.2    14.6
       Total......................      0.1       (6.3)    288.6     8.4

      Earnings before income taxes
       and minority interest......      50.4       91.2     509.5   162.1

    Income taxes...................    (14.0)     (34.8)   (211.1)  (62.1)

    Minority interest..............     (1.2)     (12.4)    (17.1)  (23.8)

      Net earnings................  $   35.2    $  44.0   $  281.3 $ 76.2

    Earnings per common share...... $    .20    $   .25   $  1.61   $.44

    Cash dividends per common
      share.......................  $    .17     $  .15   $  .49   $ .45

    Average common shares
      outstanding.................     175.4     174.4     175.2    174.2

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


    The 1993 special charges include $65.0 million in the nine months ended July 31, 1993, to cover settlement, legal fees and expenses related to the Parker & Parsley litigation.
    In addition, the Company recorded $7.2 million of special charges in the nine months ended July 31, 1993 for employee termination costs associated with restructuring certain operations and $4.1 million of special credits in the three months and nine months ended July 31, 1993 from curtailment of retiree medical benefits resulting from employee termination associated with plant closings.


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

               DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1994
                              (UNAUDITED)


    NOTE H - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)

                                    Three Months Ended  Nine Months Ended
                                         July 31,          July 31,
                                      1994     1993      1994    1993

    Sales and service revenues*
      Oilfield Services.............$  338.8$  424.9  $1,156.6 $1,159.9
      Hydrocarbon Processing Industry
        Dresser-Rand................   260.9   272.8    887.0   797.9
        Other operations............   281.0   277.2    843.0   818.8
                                       541.9   550.0   1,730.0  1,616.7
      Engineering Services..........   266.0   303.3    897.7    882.4
      Eliminations..................    (1.1)   (1.3)    (2.7)  (11.6)
      Total sales and service
        revenues.................... $1,145.6 $1,276.9 $3,781.6$3,647.4

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

    Supplemental unaudited financial information assuming the merger had occurred on November 1, 1993 is as follows (in millions, except earnings per share):



                                Three Months Ended   Nine Months Ended
                                       July 31,           July 31,
                                     1994    1993      1994    1993

      Revenues.................... $1,188.1 $1,296.0$3,893.7$3,703.3
      Gross earnings.............. $  271.5 $  329.4$  906.6$  903.1
      Earnings from operations.... $   55.4 $   99.8$  234.5$  159.7
      Other income (deductions)...     (0.6)    (6.3)  286.0     8.3
      Earnings before taxes
        and minority interests....     54.8     93.5   520.5   168.0
      Income taxes................    (15.7)   (35.7) (215.7)  (64.3)
      Minority interest...........     (1.2)   (12.4)  (17.1)  (23.8)
      Net earnings................ $   37.9 $   45.4$  287.7$   79.9
      Earnings per share.......... $    .21 $    .25$   1.58$   .44


                                               July 31, 1994

      Current assets..............               $1,972.2
      Noncurrent assets...........                2,302.8
        Total.....................               $4 275.0

      Current liabilities.........               $1,397.5
      Noncurrent liabilities......                1,359.1
      Shareholders' investment....                1,518.4
        Total.....................               $4,275.0


    The Company currently expects to record approximately $15 million of special charges in the fourth quarter of 1994 for expenses associated with the merger, including professional fees and costs related to eliminating duplicate facilities.

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                      QUARTER ENDED July 31, 1994

    Segment Results (Continued)
    Oilfield Services (Continued)

    Revenues were essentially the same as the prior year on a year-to-date basis. A $141.9 million reduction in sales due to the sale of M-I Drilling Fluids was offset by increases from the inclusion in 1994 of the full nine months for Bredero Price and TK Valve which were acquired in 1993 and increases by Baroid Drilling Fluids, Sperry-Sun and Sub Sea. Year-to-date operating profits were up $25.8 million. The inclusion of Bredero Price for the full nine months in 1994 added to operating profit. An increase in North American drilling activity favorably impacted both Baroid Drilling Fluids and Sperry-Sun.


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


                                  DRESSER INDUSTRIES, INC.




                                  By:  /s/ George H. Juetten
                                       George H. Juetten
                                       Vice President - Controller


    Dated:  September 14, 1994



                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                               DRESSER INDUSTRIES, INC.

                               By:  /s/ George H. Juetten
                                    George H. Juetten
                                    Vice President - Controller


Dated:  October 6, 1994

                             EXHIBIT INDEX


    Exhibit   Description
       27     Financial Data Schedule.  (Pursuant to Item
              601(c)(iv) of Regulation S-X, the Financial Data
              Schedule is not deemed to be "filed" for purposes of
              Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)