Form 10-K
period 1994-10-31
DRESSER INDUSTRIES INC /DE/
filed 1995-01-27
CIK 30099

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1994.

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

      (Registrant's telephone number, including area code) (214) 740-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


         TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE
                                                     ON WHICH REGISTERED

Common Stock, Par Value 25 cents Per Share   New York Stock Exchange, Inc.
                                             Pacific Stock Exchange Incorporated
Baroid Corporation 8% Guaranteed Senior      New York Stock Exchange, Inc.
       Notes due 2003
Preferred Stock Purchase Rights              New York Stock Exchange, Inc.
                                             Pacific Stock Exchange Incorporated

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes      No  X
                  ----    ---

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of January 25, 1995) held by non-affiliates of the registrant was approximately $3,584 million.

As of January 25, 1995, there were 184,187,751 shares of Dresser Industries, Inc. Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Registrant's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement (Part III).

                                     PART I

ITEM 1.   BUSINESS OF DRESSER.

     Dresser Industries, Inc., together with its subsidiaries (hereinafter "Dresser" or "Registrant" or the "Company") is a supplier of highly engineered products, technical services and project management for hydrocarbon energy-related activities that are primarily utilized in oil and gas drilling, production and transmission; gas distribution; power generation; gas processing; petroleum refining and marketing; and petrochemical production. Demand for Dresser's products and services are generally determined by global demand for energy and oil and gas by-products. Dresser was incorporated under the laws of Delaware in 1956 as a successor to a Pennsylvania corporation organized in 1938 by the consolidation of S. R. Dresser Manufacturing Company and Clark Bros. Company. Both were carrying on businesses founded in 1880. Dresser's executive offices are located at 2001 Ross Avenue, Dallas, Texas 75201 (telephone number 214/740-6000).

     For the fiscal year ended October 31, 1994, consolidated revenues of Registrant amounted to $5,330.7 million. A majority of such revenues was derived from the sale of products and services to energy-oriented industries, including oil and gas exploration, drilling and production, gas transmission and distribution; petroleum and chemical processing; production of electricity; and marketing of petroleum products.

     Registrant's operations are divided into three industry segments: Oilfield Services; Hydrocarbon Processing Industry; and Engineering Services.

     Effective January 28, 1994, Registrant sold its 29.5% interest in Western Atlas International, Inc. to a wholly owned subsidiary of Litton Industries, Inc.

     On January 19, 1994 shareholders of Registrant voted to approve the merger (the "Merger") of BCD Acquisition Corporation ("BCD"), a wholly owned Subsidiary of Registrant, into Baroid Corporation ("Baroid"). The Merger was effective January 21, 1994. Shareholders of Baroid received 37,286,662 million shares of Registrant's Common Stock in exchange for all of the issued and outstanding shares of Baroid. In addition, approximately 3.6 million shares of Registrant's Common Stock are reserved for issuance upon exercise of outstanding warrants to purchase Baroid common stock and for issuance pursuant to certain benefit plans assumed by Registrant. For financial reporting purposes, the Merger was treated as a pooling of interests. Baroid operations include drilling fluids, drilling services and products and offshore services businesses, and are included in the Oilfield Services segment. Further information concerning Baroid is included in the description of the Oilfiled Services segment and in Notes B, C and R to the Consolidated Financial Statements.

     In connection with the Merger, Registrant and Baroid reached an agreement with the Antitrust Division of the Department of Justice (the "Antitrust Division") pursuant to which Registrant sold its 64% interest in M-I Drilling Fluids Company, effective February 28, 1994, to Smith International, Inc. In addition, pursuant to the agreement, Registrant sold the United States diamond drill bit business of DB Stratabit (USA), Inc. ("DBS") to International Superior Products, Inc. ("International") effective July 28, 1994, and granted to International (i) a non-exclusive license to manufacture steel bodied and matrix bits inside the United States and (ii) a non-exclusive license to manufacture steel bodied bits outside the United States (except in the People's Republic of China).

     On August 5, 1994, shareholders of Wheatley TXT Corp. ("Wheatley") voted to approve the merger (the "Merger") of WTXT Acquisition Corporation ("WTXT"), a wholly owned subsidiary of Registrant, into Wheatley. The Merger was effective August 5, 1994 (the "Effective Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated May 31, 1994, among Registrant, WTXT and Wheatley. Shareholders of Wheatley on the Effective Date received
8.3 million shares of Registrant's Common Stock in exchange for all of the issued and outstanding shares of Wheatley. In addition, approximately 350,000 shares of Registrant's Common Stock are reserved for issuance pursuant to certain benefit plans assumed by Registrant. For financial reporting purposes, the Merger was treated as a pooling of interests. Wheatley operations include pumps, valves, metering equipment and other products used in oil and gas production. Further information concerning Wheatley is included under the caption "Completion and Production Tools" and Notes B, C and R to the Consolidated Financial Statements.

     On September 21, 1994, Registrant and Ingersoll-Rand Company announced that they had completed the sale of each of their 50% interests in IRI International Corporation, a manufacturer of mobile drilling rigs headquartered in Pampa, Texas, to Energy Service International Limited.


     Registrant acquired, effective November 17, 1994, through a wholly owned Subsidiary, Subtec Asia Limited ("Subtec") and subsidiaries from Tamase Technical Maritime Services S.A. Subtec, operating primarily in the Mid and Far East, produces underwater technology services to the oil and gas industry. Subtec operations are included in the Oilfield Services segment.

     The Information by Industry Segment is included in Note R to Consolidated Financial Statements on pages 74-75 and in Management's Discussion and Analysis on pages 26-31. This information includes sales and service revenues, operating profit or loss and identifiable assets attributable to each of Registrant's business segments for each of the past three fiscal years. This information should be read in conjunction with the consolidated financial statements, notes and accountant's report appearing in Item 8 of this report.

OILFIELD SERVICES

     Dresser's oilfield services segment supplies products and services for oil and gas exploration, drilling, production and transmission. These products and services include project management and integrated well services and products, drilling fluid systems, drilling services and products, underwater services, drill bits, completion and production tools and equipment and pipe coatings. Demand for these products and services is directly affected by energy prices and drilling activity.


     INTEGRATED SERVICES/PRODUCTS AND PROJECT MANAGEMENT

     Dresser Drilling and Production Services is a marketing arm and project manager for Dresser's oilfield services operations. This organization was formed in 1994 to provide oil and gas producers with project management capabilities and the integrated services and products required to drill and
complete wells more efficiently.   Dresser Drilling and Production Services
activities include well planning, project management and the procurement of wellsite drilling, completion and production services and equipment.

     DRILLING FLUIDS

     Baroid Drilling Fluids, Inc. provides oil and gas producers specially formulated fluids used in the drilling process to lubricate and cool the drill bit, seal porous well formations, remove rock cuttings and control downhole pressure. It also provides completion fluids and wellsite services. Total net revenues for Drilling Fluids were $554.0 in 1994, $777.8 million in 1993, and $723.7 million in 1992. Revenues include $147.0 million in 1994, $401.2 million in 1993 and $386.6 in 1992 for M-I Drilling Fluids Company which was sold effective February 28, 1994.

     DRILLING SERVICES AND PRODUCTS

     Sperry-Sun Drilling Services Inc. supplies oil and gas producers with directional and measurement-while-drilling (MWD) services and directional drilling equipment including mud motors, downhole steering and surveying instruments, and geological and drilling data monitoring.

     UNDERWATER SERVICES

     Sub Sea International Inc. provides production companies and offshore rig operators with diving and underwater engineering services. Sub Sea equipment is used to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities. Sub Sea designs, manufactures and deploys remotely operated vehicles (ROVs) which are often used to perform these services.

     DRILL BITS

     Security DBS produces and markets to oil and gas producers and mining operators a complete line of roller-cone, polycrystalline diamond cutter (PDC) and natural diamond drill bits for use in drilling oil and gas wells and provides coring and hole enlargement services. Security DBS also makes a variety of downhole oilfield drilling tools and a full line of premium blast hole bits for the mining market.

     COMPLETION AND PRODUCTION TOOLS

     Dresser Oilfield Valves designs, manufactures and markets Wheatley and Tom Wheatley valves, Texsteam valves, actuators and chemical injection pumps, and TK ball valves. These products are used primarily in the production of oil and gas.

     Axelson Guiberson/AVA consists of Axelson surface safety equipment and downhole rod pumps and sucker rods as well as Guiberson/AVA's broad range of completion and production products, including sub-surface safety valves, gravel pack, downhole hydraulic pumps, tubing converged perforating equipment, production packers and swab cups. These products are also used in the production of oil and gas.

     Dresser Wheatley Canada is involved in the manufacturing of Wheatley valves and pumps but also represents in Canada the Axelson, Texsteam, Tom Wheatley and Clif Mock (meters, measurement equipment and sampling systems) products of Wheatley.

     PIPE COATINGS

     Bredero Price provides a broad range of pipe coatings and related services to protect pipelines above ground, below ground and offshore in major oil and gas producing areas of the world.

HYDROCARBON PROCESSING INDUSTRY

     Dresser's Hydrocarbon Processing Industry segment designs, manufactures and markets highly engineered products and systems for oil and gas producers, transporters, processors, distributors and users throughout the world. Products and systems of this segment include compressors, turbines, generators, electric motors, pumps, engines and power systems, valves and controls, instruments, meters and pipe couplings, blowers and gasoline dispensing systems. Demand for these products is directly effected by global economic activity, which influences demand for transportation fuels, petrochemicals, plastics, fertilizers, chemicals and by-products of oil and gas.

     COMPRESSORS

     Dresser-Rand Company, a New York partnership in which Dresser has a 51% interest, manufactures turbines, compressors, electric motors, generators and turbine-generator sets utilized in gas processing, refining and petrochemical activities. Dresser-Rand also is a producer of gas injection compression systems that enhance oil production and the manufacturer of powerful pipeline boosters for the transmission of natural gas.

     The Consolidated Statements of Earnings for 1994, 1993 and 1992 include $1,234.5 million, $1,118.1 million and $40.3 million, respectively, of Dresser-Rand's revenues. Revenues for 1992 are only Dresser's share of the earnings from Dresser-Rand. Dresser-Rand's revenues for 1992 were not included in the consolidated statements of earnings for 1992 while it was only 50% owned by Registrant.

     PUMPS

     Effective October 1, 1992, Dresser's Pump operations (except Mono Pumps) were combined with the Pump operations of Ingersoll-Rand Company to form Ingersoll-Dresser Pump Company, a partnership in which Dresser has a 49% interest. Ingersoll-Dresser Pump Company develops, manufactures and markets centrifugal pumps used for critical applications in energy processing and petrochemical markets as well as in utility and municipal water and waste water markets. Ingersoll-Dresser Pump also manufactures heavy-duty process pumps, submersible pumps, vertical turbine pumps, standard end-suction pumps, horizontal split-case and multistage pumps designed for general industrial, pipeline and high pressure services. Registrant's consolidated statements of earnings include net revenues for the Pump businesses transferred to Ingersoll-Dresser Pump Company of $527.6 million for eleven months for 1992.

     Dresser's wholly owned Mono Pump operations produce progressing cavity pumps for handling viscous fluids. These pumps have hydrocarbon energy-related applications and are also utilized by the waste water, mining, paper, food and chemical industries.

     POWER SYSTEMS

     Dresser's Waukesha Engine Division produces spark-ignited, gas and diesel fueled engines and power systems. The division's products are used throughout the world in the gathering and storage of natural gas and as drivers for crude oil pumping and prime movers for electrical power generation and cogeneration.

     Roots offers a full line of low to medium pressure air and gas handling blowers along with vacuum pumps. These include rotary lobe and screw-type positive displacement products and several turbomachinery (centrifugal) lines. Among the many operations utilizing Roots products are natural gas processing plants, refineries, chemical plants, flue gas desulphurization facilities and waste water treatment plants.

     CONTROL PRODUCTS

     Dresser's Instrument Division designs and manufactures instruments for pressure and temperature measurement and control. These products are utilized by the oil, gas and power industries and a variety of customers in industrial and commercial markets.

     The Valve and Controls Division includes Dresser's Masoneilan and Industrial Valve operations. Masoneilan produces automated process control valves, instruments, level instruments and regulators. Industrial Valve manufactures Consolidated, Dewrance and Hancock safety, safety relief and line valves. Both the Masoneilan and Industrial Valve operations primarily serve process and power markets.

     DMD products include gas meters, pipe fittings, couplings and repair devices utilized by the gas and water utilities and other industrial markets.

     MARKETING SYSTEMS

     Dresser's Wayne Division manufactures and sells fully integrated vehicle fueling systems serving the retail petroleum marketing industry. These advanced systems include a variety of gasoline pumps and dispensers as well as equipment for point-of-sale functions including dispensing control, electronic fund transfer and management systems.

ENGINEERING SERVICES

     Dresser's wholly owned subsidiary, The M.W. Kellogg Company, provides engineering, construction and related services primarily to the hydrocarbon process industries. M.W. Kellogg provides its own proprietary technologies and the advanced technologies of others to facilitate the environmentally acceptable conversion of raw hydrocarbon and other chemicals into value-added end products. Kellogg's services include the development of processes, engineering design, construction and procurement for energy-related complexes in the U.S. and international regions. Kellogg participates in projects involving liquefied natural gas (LNG) plants and receiving terminals, refining and petrochemical activities, ammonia/fertilizer facilities and the retrofitting of all kinds of energy-related complexes for environmental purposes. Revenues for The M.W. Kellogg Company were $1,265.2 million, $1,215.3 million, and $1,561.5 million for 1994, 1993, and 1992, respectively.

BACKLOG

     The backlog of unfilled orders at October 31, 1994, 1993 and 1992 is included in Management's Discussion and Analysis on pages 23-24.

SALES AND DISTRIBUTION

     Registrant's products and services are marketed through various channels. In the United States, sales are generally made through a group or division sales organization or through independent distributors. Sales in Canada are usually effected through a division of Canadian subsidiaries. Sales in other countries are made directly by a United States division or subsidiary, through foreign subsidiaries or affiliates, and through distributor arrangements or with the ssistance of independent sales agents.

COMPETITION AND ECONOMIC CONDITIONS

     Dresser's products are sold in highly competitive markets, and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, or general economic conditions.

FOREIGN OPERATIONS

     Registrant maintains manufacturing, marketing or service facilities serving more than 80 foreign countries. Global distribution of products and services is accomplished through more than 370 subsidiary and affiliated companies engaged in various production, manufacturing, service, and marketing functions, and through foreign representatives serving the principal market areas of the world.

     The Information by Geographic Area is included in Note R to Consolidated Financial Statements on pages 74-75 and in Management's Discussion and Analysis on pages 26-31.

     Registrant's foreign operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, operating in highly inflationary environments, and exchange control and currency problems.

RESEARCH, DEVELOPMENT AND PATENTS

     Registrant's divisions, subsidiaries and affiliates conduct research and development activities in laboratories and test facilities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. For the fiscal years ended October 31, 1994, 1993 and 1992, Registrant spent $102.5 million, $98.5 million and $31.1 million, respectively, for research and development activities.

     At December 1, 1994, Registrant and its subsidiaries and affiliates owned 2,055 patents and had pending 819 patent applications, covering various products and processes. They also were licensed under patents owned by others. Registrant does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of

Registrant's total business.

EMPLOYEES

     As of October 31, 1994, Registrant had approximately 17,600 employees in the United States (an increase of approximately 12% from October 31, 1993), of whom approximately 5,700 were members of 10 unions represented by 25 bargaining units. As of the same date, Registrant had approximately 11,600 employees at foreign locations of whom approximately 3,300 were members of unions. During fiscal 1994, Registrant experienced no contract negotiation strikes in the United States. Relations between Registrant and its employees are generally considered to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT

     The names and ages of all executive officers of Registrant, all positions and offices with Registrant presently held by each person named and their business experience during the last five years are stated below:


                                                Principal Occupation During
                                                ---------------------------
          Name, Age and Position                      Past Five Years
          ----------------------                      ---------------

  John J. Murphy                     (63)   Chairman of the Board and Chief
  Chairman of the Board, Chief              Executive Officer of Registrant
   Executive Officer and                    since August 1983; President of
   Director                                 Registrant, August 1982 - March
                                            1992.

  B. D. St. John                     (63)   Vice Chairman of Registrant since
  Vice Chairman and Director                March 1992; Executive Vice
                                            President - Administration of
                                            Registrant, November 1982 - March
                                            1992.

  William E. Bradford                (60)   President and Chief Operating
  President, Chief Operating                Officer of Registrant since March
   Officer and Director                     1992; President and Chief Executive
                                            Officer of Dresser-Rand Company,
                                            February 1988 - March 1992; Senior
                                            Vice President - Operations of
                                            Registrant, March 1984 - March 1992.

  James L. Bryan                     (58)   Senior Vice President - Operations
  Senior Vice President -                   since January 1994; Vice President
   Operations                               - Operations of Registrant, May 1990
                                            - January 1994; President and Chief
                                            Executive Officer of M-I Drilling
                                            Fluids Company, December 1986 - May
                                            1990.

  Donald C. Vaughn                   (58)   Chairman of the Board, President
  Senior Vice President -                   and Chief Executive Officer of The
   Operations                               M.W. Kellogg Company since March
                                            1983; Senior Vice President -
                                            Operations of Registrant since
                                            January 1992.

                                                Principal Occupation During
                                                ---------------------------
  Name, Age and Position                              Past Five Years
  ----------------------                              ---------------

  Clint E. Ables                     (55)   Vice President - General Counsel of
  Vice President -  General Counsel         Registrant since October 1993; Vice
                                            President - Corporate Development
                                            of Registrant, November 1992 -
                                            October 1993; Senior Counsel -
                                            Corporate Ventures of Registrant,
                                            July 1986 - November 1992.

  Paul M. Bryant                     (48)   Vice President - Human Resources of
  Vice President - Human Resources          Registrant since May 1993; Vice
                                            President - Human Resources of
                                            Dresser-Rand Company, January 1987
                                            - May 1993.

  George A. Helland                  (57)   Vice President of Registrant since
  Vice President                            March 1993; Deputy Assistant
                                            Secretary for Export Assistance,
                                            United States Department of Energy,
                                            September 1990 - January 1993;
                                            Principal, Innova Partners, Inc.,
                                            January 1988 - September 1990;
                                            Independent Consultant, May 1985 -
                                            September 1990.

  Ardon B. Judd, Jr.                 (58)   Vice President - Washington Counsel
  Vice President - Washington               of Registrant since September 1986.
   Counsel

  George H. Juetten                  (47)   Vice President - Controller of
  Vice President - Controller               Registrant since May 1993; Audit
                                            Partner, Price Waterhouse,
                                            independent public accountants,
                                            July 1980 - May 1993.

  Rebecca R. Morris                  (49)   Vice President - Corporate Counsel
  Vice President - Corporate Counsel        of Registrant since January 1994
   and Secretary                            and Secretary of Registrant since
                                            November 1990; Corporate Counsel of
                                            Registrant June 1987 - January 1994.

  David R. Smith                     (48)   Vice President - Tax of Registrant
  Vice President - Tax                      since January 1994; Director of Tax
                                            of Registrant, October 1987 -
                                            January 1994.

  Paul W. Willey                     (57)   Treasurer of Registrant since May
  Treasurer                                 1984.

OFFICER EMPLOYED BY JOINT VENTURE COMPANY


                                                Principal Occupation During
                                                ---------------------------
  Name, Age and Position                              Past Five Years
  ----------------------                              ---------------

  Ben R. Stuart                      (60)   President and Chief Executive
  Senior Vice President -                   Officer of Dresser-Rand Company
   Operations                               since March 1992; Senior Vice
                                            President - Operations of
                                            Registrant since March 1992; Vice
                                            President - Operations of
                                            Registrant, August 1988 - March
                                            1992.

     All officers are elected annually by the Board of Directors at a meeting following the Annual Meeting of Shareholders. The officers serve at the pleasure of the Board of Directors and can be removed at any time by the Board.

ITEM 2.   PROPERTIES

     Registrant, together with its subsidiaries and affiliates, has more than 65 manufacturing plants, ranging in size from approximately 3,000 square feet to in excess of 1,500,000 square feet and totaling more than 14 million square feet, located in the United States, Canada, and various other foreign countries. The majority of the manufacturing sites are owned in fee. In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and certain other foreign countries. The properties are believed to be generally well maintained, adequate for the purposes for which they are used, and capable of supporting a higher level of market demand.

     During fiscal 1994 Baroid Drilling Fluids, Inc. had 20 grinding and/or other facilities for beneficiating mineral ores, containing approximately 1,200 acres in plant site property.

     The following are the locations of the principal facilities of Registrant and its majority owned joint ventures for each industry segment as of October 31, 1994:


                                                                                   Approximate
                                                                                   Floor Area
        Industry Segment and Location        Product Area                         (Square Feet)
        -----------------------------        ------------                         -------------
     Oilfield Services

        Aberdeen, Scotland                   (Underwater Services)                   111,000
        Dallas, Texas                        (Drill Bits)                            294,000
        Dallas, Texas                        (Completion & Production Tools)         278,500
        Houston, Texas                       (Completion & Production Tools)          45,000   (1)
        Longview, Texas                      (Completion & Production Tools)         235,000
        Colorado Springs, Colorado           (Completion & Production Tools)          97,000
        Kuantan, Malaysia                    (Pipe Coatings)                         852,832   (1)


                                                                                   Approximate
                                                                                   Floor Area
        Industry Segment and Location        Product Area                         (Square Feet)
        -----------------------------        ------------                         -------------
        Zhanjisng, China                     (Pipe Coatings)                         116,251   (1)
        Layyah, Sharjah, U.A.E.              (Pipe Coatings)                       1,233,070   (1)


     Oilfield Services (continued)

        Warri, Nigeria                       (Pipe Coatings)                       1,568,173   (1)

     Hydrocarbon Processing Industry

        Manchester, England                  (Mono Pumps)                            242,000
        Victoria, Australia                  (Mono Pumps)                            145,000
        Connersville, Indiana                (Power Systems)                         376,790
        Huddersfield, England                (Power Systems)                         159,561
        Waukesha, Wisconsin                  (Power Systems)                         764,557
        Appingedam, Netherlands              (Power Systems)                         136,935
        Painted Post, New York               (Compressors)                           982,000
        Broken Arrow, Oklahoma               (Compressors)                           129,000
        Wythenshawe, England                 (Compressors)                           306,000
        Olean, New York                      (Compressors)                           896,000
        Lethbridge, Alberta, Canada          (Compressors)                            78,000
        Houston, Texas                       (Compressors)                           135,000   (1)
        LeHavre, France                      (Compressors)                           538,000
        Kongsberg, Norway                    (Compressors)                           135,000   (1)
        Wellsville, New York                 (Steam Turbines)                        389,000
        Minneapolis, Minnesota               (Motors)                                350,000
        Skelmersdale, England                (Control Products)                      177,000   (1)
        Uxbridge, England                    (Control Products)                      105,942
        Avon, Massachusetts                  (Control Products)                      121,000
        Canton, Massachusetts                (Control Products)                       40,590
        Montebello, California               (Control Products)                       82,856   (1)
        Alliance, Ohio                       (Control Products)                       62,000
        Bradford, Pennsylvania               (Control Products)                      450,000
        Houston, Texas                       (Control Products)                      110,000   (1)
        Jacarei, Brazil                      (Control Products)                       80,699
        Conde, France                        (Control Products)                      187,244
        Barcelona, Spain                     (Control Products)                       56,400
        Burlington, Ontario, Canada          (Control Products)                       53,000
        Naples, Italy                        (Control Products)                       87,791
        Stratford, Connecticut               (Control Products)                      335,000
        Berea, Kentucky                      (Control Products)                      105,000
        Alexandria, Louisiana                (Control Products)                      308,640
        Dumfermline, Scotland (Pitreavie)    (Control Products)                      153,850
        Dumfermline, Scotland (Halbeath)     (Control Products)                      116,737


                                                                                   Approximate
                                                                                   Floor Area
        Industry Segment and Location        Product Area                         (Square Feet)
     -----------------------------           ------------                         -------------
        Salisbury, Maryland                  (Marketing Systems)                     370,395   (1)
        Austin, Texas                        (Marketing Systems)                     103,491
        Malmo, Sweden                        (Marketing Systems)                     233,533   (1)


     Hydrocarbon Processing Industry (continued)

        Einbeck, Germany                     (Marketing Systems)                      80,505   (1)
        Rio de Janeiro, Brazil               (Marketing Systems)                     129,166   (1)
        Bonnyrigg, Scotland                  (Marketing Systems)                      60,000
        Markham, Ontario, Canada             (Marketing Systems)                      55,631   (1)

     --------

        (1) all or a portion of these facilities are leased.


     Baroid Drilling Fluids, Inc. has mineral rights to proven and prospective reserves of barite and bentonite. Such rights included leaseholds and mining claims and property owned in fee either directly by Baroid Drilling Fluids, Inc. or by its wholly owned subsidiary Bentonite Corporation. The principal deposit of barite is located in Nevada, with deposits also located in Missouri and Georgia. Reserves of bentonite are located in Wyoming, Montana and South Dakota. Based on the number of tons of each of the above minerals consumed in fiscal 1994, Baroid Drilling Fluids, Inc. estimates its reserves, which it considers to be proven, to be sufficient for operation for a period of 10 years or more.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings. Information called for by this Item is included in Note M to the Consolidated Financial Statements on pages 59-64.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended October 31, 1994.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Registrant is listed on the New York and Pacific Stock Exchanges. The stock symbol is DI. The quarterly market prices for Registrant's Common Stock, traded principally on the New York Stock Exchange, were as follows for the two most recent fiscal years:

                        First   Second     Third   Fourth    Year
                        -----------------------------------------
1994 High. . . . .   $  22.75    24.875    23.875  22.25     24.875
1994 Low . . . . .   $  18.625   20.50     20.375  19.00     18.625

1993 High. . . . .   $  18.75    21.88     25.13   25.38     25.38
1993 Low . . . . .   $  17.25    17.88     20.25   20.00     17.25

    Dividends on Registrant's Common Stock are declared by the Board of Directors and normally paid to shareholders as of the record date during the third week of March, June, September and December.

    The cash dividends paid per share of common stock for the 1994 and 1993 fiscal years were:

                        First   Second     Third   Fourth    Year
                        -----------------------------------------
1994 . . . . . . .   $  .15      .17       .17     .17       .66
1993 . . . . . . .   $  .15      .15       .15     .15       .60

     As of January 25, 1995, there were approximately 22,650 shareholders of the Registrant's Common Stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this report.


                          1994      1993      1992    1991      1990
                        -------   -------   -------  -------   -------
                             (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues                 5,330.7   5,202.3   4,723.3  4,860.0   4,457.3
Earnings from
   continuing
   operations
   before extra-
   ordinary items
   and accounting
   changes                 361.8     133.6      97.7    143.5     167.0
     Per share              1.98       .74       .55      .81       .99
Total assets             4,323.6   4,445.6   3,901.9  3,784.9   3,841.3
Long-term debt             460.6     492.2     148.5    259.6     409.3
Cash dividends
   declared                116.5     100.2      96.3     96.8      89.3
     Per share*              .66       .60       .60      .60      .525

*Dresser historical dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MERGERS

On January 21, 1994, Dresser merged with Baroid Corporation (Baroid). On August 5, 1994, Dresser merged with Wheatley TXT Corp. (Wheatley). The "Company" as used in this discussion refers to Dresser and its subsidiaries including Baroid and Wheatley. The mergers have been accounted for as pooling of interests. Financial data, statistical data, financial statements and discussion of financial information included in this report have been restated to reflect the financial position and results of operations as if the mergers had occurred on November 1, 1989. See Notes B and C to Consolidated Financial Statements for more information about the mergers.

SPECIAL ITEMS

During the last three years, the Company has entered into a number of unusual or nonrecurring transactions, including mergers, divestitures and restructuring of existing operations. The impact of these transactions is described below. The discussions of results of operations will focus on earnings excluding these transactions.


(In millions)                            1994      1993      1992
- -----------                            --------  --------  -------

Earnings before special items           $  221.6   $  211.4   $  147.7
Gain on sale of interest in
   Western Atlas                           146.5          -          -
Parker & Parsley litigation -
   insurance recovery/settlement            11.6      (41.6)         -
Merger expenses -
   Wheatley/Baroid                          (7.9)     (30.6)         -
Restructuring and other
   special charges                         (10.0)      (5.6)     (50.0)
                                        --------   --------   --------
Earnings from continuing
   operations                              361.8      133.6       97.7
Discontinued operations                        -          -      (35.3)
Extraordinary items                            -          -       (6.3)
Accounting changes                             -          -     (393.8)
                                        --------   --------   --------
Net earnings (loss)                     $  361.8   $  133.6   $ (337.7)
                                        --------   --------   --------
                                        --------   --------   --------

Per Share                                 1994       1993       1992
- ---------                               --------   --------   --------

Earnings before special items            $  1.21   $   1.17    $   .83
Gain on sale of interest in
   Western Atlas                             .80          -          -
Parker & Parsley litigation -
   insurance recovery/settlement             .06       (.23)         -
Merger expenses -
   Wheatley/Baroid                          (.04)      (.17)         -
Restructuring and other
   special charges                          (.05)      (.03)       (.28)
                                        --------   --------   ---------
Earnings from continuing
   operations                               1.98        .74         .55
Discontinued operations                        -          -        (.20)
Extraordinary items                            -          -        (.03)
Accounting changes                             -          -       (2.21)
                                        --------   --------    --------
Net earnings (loss)                      $  1.98   $    .74    $  (1.89)
                                        --------   --------    --------
                                        --------   --------    --------


The Company sold its 29.5% interest in Western Atlas International in January 1994 and recognized a pre-tax gain of $275.7 million. (See Note D to Consolidated Financial Statements.)

The Company recorded pre-tax charges of $65.0 million in 1993 for settlement of the Parker & Parsley litigation. (See Note O to Consolidated Financial Statements.) In April 1994, the Company recognized a $18.4 million pre-tax gain from the settlement of a coverage dispute with certain insurance carriers regarding the Parker & Parsley litigation.

The Company recorded pre-tax expenses of $10.7 million in August 1994 related to the Wheatley merger and $31.0 million in October 1993 related to the Baroid merger. (See Notes B and O to Consolidated Financial Statements.)

The Company recorded pre-tax expenses of $15.7 million in 1994, $9.1 million in 1993 and $70.0 million in 1992 for restructuring costs and other special items.

The 1992 charges included $35.0 million for restructuring the Ingersoll-Dresser Pump joint venture. (See Note O to Consolidated Financial Statements.)

In 1992, the Company spun-off its industrial products operations (INDRESCO) and made the decision to dispose of its Environmental Products business. The results of these operations are reflected as Discontinued Operations in the 1992 Consolidated Statement of Earnings. (See Note P to Consolidated Financial Statements.)

The Company incurred losses totaling $9.8 million (pre-tax) in 1992 in connection with the redemption of its debentures. These losses are reported as an extraordinary item in the 1992 Statement of Earnings. (See Note J to Consolidated Financial Statements.)

In 1992, the Company adopted two new accounting standards relating to retiree medical benefits and income taxes. The combined net effect of these changes was a one time non-cash charge of $394 million or $2.21 per share, which is reflected as the Cumulative Effect of Accounting Changes in the 1992 Consolidated Statement of Earnings. (See Notes H and N to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

GENERAL OPERATING ENVIRONMENT

Dresser is a fully integrated manufacturer and supplier of products and services to customers in the oil and gas industry. The Company produces a broad range of highly engineered products for hydrocarbon exploration, drilling, production, transmission and processing activities. Dresser also provides engineering, procurement and project management services for all aspects of the energy business. Operations are organized into three segments: Oilfield Services, Hydrocarbon Processing Industry and Engineering Services. See Note R to Consolidated Financial Statements for a summary of the products and services included in each segment.

Demand for Oilfield Services Segment products and services is directly affected by energy prices and drilling activity. Demand for the products and services offered by the Hydrocarbon Processing Industry Segment and Engineering Services Segment is affected by global and regional economic activity, which influences demand for processing capacity for the manufacture of transportation fuel, petrochemicals, plastics, fertilizers, chemicals and other by-products of oil and gas.

In fiscal 1994, drilling activity increased 11% over the prior year in North America, due largely to strong natural gas prices early in the year. Internationally, drilling activity fell 5% reflecting a number of influences, including the low price of oil and political uncertainty in various regions of the world. In 1994, ongoing construction activity for hydrocarbon processing projects continued at relatively high levels. However, a slowdown in 1993 and early 1994 in new projects resulted in lower backlogs at several operations, including Dresser-Rand and M.W. Kellogg.

CONSOLIDATED RESULTS

1994 COMPARED TO 1993

Revenues were $5.3 billion in 1994 compared to $5.2 billion in 1993. Oilfield Services revenues were lower primarily due to the inclusion of both M-I Drilling Fluids and Baroid Drilling Fluids in 1993, while 1994 included M-I Drilling Fluids for only four months. That decrease was more than offset by higher revenues by the other two segments. Revenues include the Company's share of earnings of unconsolidated affiliates, which was down $53 million in 1994 mostly attributable to $39 million in 1993 for Western Atlas.

Excluding the special items described above, net earnings increased $10 million to $221 million. Segment operating profit for 1994 was $40 million lower compared to 1993. However, 1993 included the results of Western Atlas ($39 million), the impact of a full year of M-I Drilling Fluids earnings ($16 million) and the favorable impact of a LIFO inventory adjustment ($21 million) at Ingersoll-Dresser Pump (IDP). Accordingly, comparable 1994 segment operating profit increased $36 million, reflecting high levels of drilling activity in North America and strong levels of demand for certain of the Company's hydrocarbon processing equipment. See the Industry Segment Analysis below for a discussion of the results of each segment.

General Corporate Expenses declined $19 million to $69 million, reflecting lower self insurance costs and lower ongoing expenses associated with previously divested businesses. Net interest expense declined $10 million primarily due to the investment of the proceeds from the sale of Western Atlas and M-I Drilling Fluids. Other items impacting comparability of 1994 to 1993 include a non-recurring gain of $12.8 million in 1993 resulting from a change in the Company's Retiree Medical Benefit Plan and an increase in goodwill amortization of $5.6 million in 1994 associated with the Bredero Price, TK Valve and Axelson acquisitions.

The effective tax rate applicable to earnings before taxes and special items declined to 28% from 33% in 1993, a reduction of $30 million. The lower effective rate resulted primarily from the recognition of tax benefits applicable to losses associated with receivables from IRI International. The effective tax rate should return to the 33%-35% level in 1995.

Minority interest expense was $11 million lower in 1994 primarily due to the sale of M-I Drilling Fluids Company, which had a 36% minority owner.

1993 COMPARED TO 1992

Revenues increased from $4.7 billion in 1992 to $5.2 billion in 1993. The consolidation of Dresser-Rand's financial statements in 1993 was the primary reason for the increase. In 1992, Dresser-Rand was accounted for using the equity method.

Excluding special items, 1993 net earnings increased $63.7 million to $211.4 million, and segment operating profit increased $121.4 million compared to 1992. The consolidation of Dresser-Rand in 1993 added $46 million to segment operating profit. The Company and its joint ventures amended retiree medical benefit plans in 1993, thus reducing the related expense by $17 million compared to 1992. Also during 1993, the Company recorded a favorable IDP LIFO inventory adjustment of $21 million. Excluding these items, 1993 segment operating profit increased $37 million due to the acquisition of Bredero Price and stronger results in the Oilfield Services Segment and Engineering Services Segment partially offset by a decline in the 1993 results of Ingersoll-Dresser Pump versus the operations of Dresser Pump Operation in 1992. See the Industry Segment Analysis below for a discussion of the results for each segment.


The non-recurring gain resulting from the amendment to retiree medical plan mentioned above added $13 million to 1993 earnings versus 1992. Reduced interest expense resulting from the redemption of sinking fund debentures in 1992 was offset by interest on debt incurred to finance acquisitions.

The effective tax rate applicable to earnings before taxes and special items declined to 33% in 1993 from 39% in 1992. Reduced losses in foreign countries with no tax benefit, increased utilization of foreign tax credits and a $9 million benefit associated with a change in the U.S. corporate income tax rate from 34% to 35%, caused the reduction. Despite the reduction in the effective tax rate, the increase in earnings before taxes and special items from $257 million to $382 million resulted in an increased tax charge of $26 million.

The consolidation of Dresser-Rand in 1993 resulted in an increase in minority interest representing a 49% share of Dresser-Rand's earnings.

INDUSTRY SEGMENT ANALYSIS

See details of financial information by Industry Segment and Geographic Area following the industry segment discussion and the backlog table.

OILFIELD SERVICES

Segment revenues of $1.65 billion were down $86 million in 1994 compared to 1993. Excluding the revenues of M-I Drilling Fluids, which was sold in February 1994, revenues increased 13%, or $168 million. The increase in 1994 revenues was due to the acquisition of Axelson in December 1993 and an 11% increase in North American drilling activity in 1994 versus 1993. Segment revenues from North American markets increased 33% in 1994, reflecting strength in the Gulf of Mexico and Canada.

Operating profit of $156.8 million in 1994 was $33 million lower than 1993. Excluding $39 million of 1993 earnings from Western Atlas and $16 million lower earnings from M-I Drilling Fluids, segment earnings were up $22 million. The strong performance in North American drilling markets led to substantial increases in operating profit for Sperry-Sun and Baroid Drilling Fluids. The acquisition of Axelson as well as a $9 million reduction in overhead costs resulting from the Baroid merger also contributed to the increase. These improvements more than offset the decline in operating profit from international markets and lower earnings attributable to costs associated with the combination of Guiberson AVA with Axelson and Security with DBS. Management believes that steps taken during 1994 at these operations will result in improved performances next year.

Despite the recent strength of the North American drilling markets, approximately 60% of 1994 segment revenues and operating profit were derived from markets outside North America. This is primarily due to the performance of the Bredero Price pipe coating business, which is entirely outside of North America.

Segment revenues were $1.7 billion in 1993 compared to $1.4 billion in 1992.
The increase included $211 million of 1993 revenues of Bredero Price and TK Valve, which were purchased in 1993. An increase in revenues from North American sources to 39% of total segment revenues from 35% was directly related to increased drilling activity in North America, particularly the Gulf of Mexico. A decline in revenues from drilling activities outside of North America was offset by the addition of Bredero Price and TK Valve.

Operating profit before special charges in 1992 increased from $112 million to $189 million in 1993. The above-mentioned increase in North America drilling activity contributed to the substantial increase in segment operating profit and more than offset a decline in operating profit due to lower international drilling activity. All drilling-related businesses contributed to the improvement, particularly Sperry-Sun and Baroid Drilling Fluids. The addition of Bredero Price and TK Valve during 1993 accounted for approximately half of the total increase in segment operating profit.

In 1993, approximately 60% of segment revenues and approximately 70% of segment operating profit were from markets outside North America.

HYDROCARBON PROCESSING INDUSTRY

DRESSER-RAND - Revenues of $1.2 billion in 1994 increased 10% from a year earlier due primarily to a 20% increase in revenues from markets outside North America, particularly in the Eastern Hemisphere. This primarily reflected the workoff of prior-year backlog of centrifugal products and compression services. Operating profit continued strong at $71.9 million but was down from $87.6 million in 1993 due to restructuring and early retirement costs as well as margin pressure on complete-unit sales.

Bookings in 1994 were level with the prior year at $1 billion. Key markets contributing to 1994 bookings included Uzbekistan, China, Argentina, Thailand, Egypt and Denmark.

Revenues from North American markets were 39% in 1994 compared to 44% in 1993. Operating profit from North America was essentially unchanged, with strong results from the field gas market offsetting a decline in the centrifugal product market. Internationally, significant improvements in operating profit in Venezuela and the North Sea only partially offset declines in continental Europe and the Middle East resulting from margin pressure on complete unit sales.

Dresser-Rand's revenues were $1.1 billion in 1993 and operating profit was $87 million, and were fully consolidated after the Company acquired an additional 1% interest. On a basis comparable to 1993, revenues were $1.3 billion in 1992 and operating profit was approximately $84 million. In 1993, approximately 55% of Dresser-Rand revenues and operating profit were from sources outside the United States.

INGERSOLL-DRESSER PUMP (IDP) - Earnings from the 49% owned joint venture were $9 million in 1994 and $17 million in 1993. However, 1993 included $21 million of earnings from the release of LIFO inventory reserves related to inventory contributed to IDP by the Company and sold by IDP to third parties. IDP's revenues were $752 million in 1994 versus $761 million in 1993. IDP's improved operating results reflect the impact of restructuring during the start-up period. IDP operated at a small loss in 1993, excluding the $21 million LIFO adjustment, as compared to a profit for the Company's separate Pump Operations of $27 million in 1992. This decline resulted primarily from a recession in Europe (a major market for IDP), and the discontinuity associated with the combination and rationalization of the separate Pump Operations of Dresser and Ingersoll-Rand.

OTHER OPERATIONS - Revenues of $1.2 billion were up $48 million (4%) from 1993, and operating profit of $143 million was up $16 million (13%) from 1993. All operations except Valve and Controls, which felt the lingering impact of an economic recession in Europe, had higher revenues and operating profit. During 1994 the Valve and Controls Division downsized its European operations to reflect a changing market. Approximately 55% of segment revenues were from outside North America with about 26% being from Europe in both years. A record performance for the Wayne Division accounted for most of the increase in operating profit.

In comparing 1993 with 1992, revenues were down $34 million (3%) and operating profit was down $3 million (2%). Revenues from outside North America were 45% in 1993 and 44% in 1992 with Europe accounting for 27% in 1993 and 32% in 1992. A strong performance in 1993 by the Wayne Division with earnings up $15 million from 1992 offsets a 23% decline in Valve and Controls earnings principally in Europe. Also, inventory reductions in 1992, which resulted in a favorable LIFO impact of $9 million, did not recur in 1993.

ENGINEERING SERVICES (M.W. KELLOGG COMPANY)

Revenues in 1994 were $1.27 billion compared with $1.22 billion in 1993 and $1.56 billion in 1992. From 1992 to 1994, revenues from outside North America increased from 39% to 81% of the total, reflecting the significance of large international projects to which M.W. Kellogg provides process and execution technology differentiation, particularly in the areas of refining, ammonia and liquefied natural gas. In 1994, 44% of revenues came from the Mid East, Far East and Africa area and 30% came from Latin America. The Mid East, Far East and Africa area produced 45% of 1993 revenues and 28% of 1992 revenues.

Operating profit was $85.5 million in 1994, $85.7 million in 1993 and $76.2 million in 1992. Operating profit for 1994 included a $11.0 million gain associated with an initial public offering by a Mexican affiliate. Operating profit in 1992 included a $15.5 million gain from the sale of a partial interest in a United Kingdom subsidiary. The nature of M.W. Kellogg's business presents ongoing opportunities for equity investments, which historically have produced similar gains. In 1992, operating profit was split between North American and international markets. However, in 1993 and 1994, substantially all operating profit was derived from international sources, particularly the Far East, North Africa and Latin America.

BACKLOG OF UNFILLED ORDERS

Backlog at the end of 1994 of $1.6 billion was down $.9 billion from the end of 1993, reflecting a slowdown during 1994 in the number of new awards for global hydrocarbon processing projects. Toward the end of 1994, global project activity began to improve. M.W. Kellogg, Dresser-Rand and Bredero Price currently have outstanding bids for a number of major projects that may be awarded during 1995.

                                                    October 31,
                                        -----------------------------
                                          1994       1993      1992
                                        --------   --------  --------
                                                  (IN MILLIONS)

CONSOLIDATED BACKLOG
   Oilfield Services                    $  183.6   $  196.6  $   24.8
                                        --------   --------  --------
   Hydrocarbon Processing Industry
     Dresser-Rand (100%)                   661.0      872.6   1,066.5
     Other                                 280.1      254.7     259.9
                                        --------   --------  --------
                                           941.1    1,127.3   1,326.4
                                        --------   --------  --------
   Engineering Services                  1,626.1    2,478.1   1,634.7
                                        --------   --------  --------
   Eliminations                             (2.1)      (4.4)     (3.8)
                                        --------   --------  --------
     Total consolidated                 $2,748.7   $3,797.6  $2,982.1
                                        --------   --------  --------
                                        --------   --------  --------


SHARE OF BACKLOG OF
   Ingersoll-Dresser
     Pump Company (49%)                 $  188.3   $  178.9  $  219.3
                                        --------   --------  --------
                                        --------   --------  --------

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's liquidity and overall financial condition improved substantially during 1994. Cash provided by operating activities of $354 million exceeded capital expenditures and dividends by $50 million. Management does not expect capital expenditures, which were $187 million in 1994, to change significantly in 1995. Net cash provided by operations in 1994 was $180 million higher than in 1993. Included in 1994 receipts were $57 million from a large engineering and construction contract and $23 million from insurance companies concerning the Parker & Parsley litigation settlement. During 1993, the Company paid $58 million related to the Parker & Parsley settlement, and income exceeded cash collections by $43 million on a large engineering and construction contract. Excluding the $80 million of unusual 1994 receipts and the $101 million of unusual 1993 payments, cash flow from operations would have been $274 million and $275 million in 1994 and 1993, respectively. In addition, the Company received cash proceeds totaling $612 million, net of $106 million of taxes paid, from the sales of interests in Western Atlas International, Inc. and M-I Drilling Fluids. Management does not expect to generate cash from sales of major business units in the foreseeable future. The Company paid off approximately $300 million of short-term commercial paper and Baroid and Wheatley debt. As a result, the balance of cash and cash equivalents of $515 million at October 31, 1994 was $315 million higher than at October 31, 1993.

The Company's ratio of total debt to total debt and shareholders' equity improved to 23/77 at October 31, 1994 compared to 39/61 at October 31, 1993.

Management believes that the cash on hand of $515 million and $302 million of existing lines of credit, combined with cash that will be provided by future operations, will be adequate to finance known requirements. During 1994, the Company's debt ratings were upgraded by Standard and Poors from A- to A for long-term debt and from A-2 to A-1 for commercial paper. Management believes that the Company's strong financial condition and favorable credit ratings will allow the Company to borrow additional funds should the need arise.

Legal and Environmental Matters

The Company was involved for several years in litigation brought by Parker & Parsley Petroleum Company and related parties and in negotiations with its insurance carriers. The Parker & Parsley litigation was settled in 1993 and the related litigation and the insurance coverage disputes were settled in 1994. (See Note O to Consolidated Financial Statements.)

The Company is currently involved in a number of lawsuits. See Note M to Consolidated Financial Statements for information on these lawsuits and evaluation of the Company's exposure. The Company has been identified as a potentially responsible party in a number of Superfund sites. Note M to Consolidated Financial Statements includes a review and evaluation of the claims.

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

The following financial information by Industry Segment and Geographic Area for the years ended October 31, 1994, 1993 and 1992 is an integral part of Note R to Consolidated Financial Statements.

Certain reclassifications have been made to prior-year data to conform to the 1994 presentation. In addition, geographic operating income is now presented on a point of destination basis as the Company believes this presentation more accurately reflects the economics of doing business on a global basis.

INDUSTRY SEGMENT FINANCIAL INFORMATION

The Company increased its ownership in Dresser-Rand Company from 50% to 51% as of October 1, 1992. As a result, Dresser-Rand is included as a consolidated subsidiary in 1993 and as an unconsolidated affiliate in 1992. Ingersoll-Dresser Pump Company was formed as of October 1, 1992 with the Company owning 49%. Ingersoll-Dresser is included as an unconsolidated affiliate in 1993 and 1994. The Company's Pump business that was transferred to Ingersoll-Dresser is included as Pump Operations in 1992.

                                         1994        1993        1992
                                    ---------     --------    ---------
                                              (IN MILLIONS)

REVENUES
  Oilfield Services                  $1,653.3     $1,739.5    $1,441.5
                                    ---------     --------    ---------
  Hydrocarbon Processing Industry
     Dresser-Rand                     1,234.5      1,118.1        40.3
     Ingersoll-Dresser Pump/
     Pump Operations                      8.8         17.1       527.6
     Other Operations                 1,172.8      1,125.1     1,158.8
                                    ---------     --------    ---------
                                      2,416.1      2,260.3     1,726.7
                                    ---------     --------    ---------
     Engineering Services             1,265.2      1,215.3     1,561.5
                                    ---------     --------    ---------
     Eliminations                        (3.9)       (12.8)       (6.4)
                                    ---------     --------    ---------
          Total revenues             $5,330.7     $5,202.3    $4,723.3
                                    ---------     --------    ---------
                                    ---------     --------    ---------

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

INDUSTRY SEGMENT INFORMATION (CONTINUED)


                                       1994        1993           1992
                                    --------     --------      --------
                                                (IN MILLIONS)

Share of revenues
 of major joint ventures
   Western Atlas (29.5%)            $      -     $  320.4      $  354.5
   Dresser-Rand (50%)                      -            -         645.2
   Ingersoll-Dresser Pump (49%)        368.6        372.9          39.7
                                    --------     --------      --------
                                    $  368.6     $  693.3      $1,039.4
                                    --------     --------      --------
                                    --------     --------      --------

OPERATING PROFIT AND EARNINGS BEFORE TAXES
 Oilfield Services
   Consolidated Operations          $  156.8     $  150.0      $   76.4
   Western Atlas Operations                -         39.2          35.2
   Special charges                         -           .6         (17.1)
                                    --------     --------      --------
                                       156.8        189.8          94.5
                                    --------     --------      --------
 Hydrocarbon Processing Industry
   Dresser-Rand operations              71.9         87.6          40.3
 Ingersoll Dresser Pump/
    Pump Operations                      8.8         17.1          27.3
   Other Operations                    143.4        127.3         130.1
   Special charges                      (6.2)        (7.5)        (49.3)
                                    --------     --------      --------
                                       217.9        224.5         148.4
                                    --------     --------      --------
 Engineering Services
   Operations                           74.5         85.7          76.2
   Gain on Mexican affiliate's
     public offering                    11.0            -             -
                                    --------     --------      --------
                                        85.5         85.7          76.2
                                    --------     --------      --------
   Total operating profit              460.2        500.0         319.1

 Amortization of acquisition
   intangibles*                        (27.4)       (21.8)        (12.9)
 General corporate expenses            (69.1)       (88.3)        (86.9)
 Special charges                        (1.8)       (98.2)         (3.6)
 Gain on sale of interest in
   Western Atlas                       275.7            -             -
 Retiree benefit curtailment
   gain                                    -         12.8             -
 Interest expense, net                 (18.2)       (27.8)        (28.3)
                                    --------     --------      --------
   Earnings before taxes            $  619.4     $  276.7      $  187.4

                                    --------     --------      --------
                                    --------     --------      --------


INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

INDUSTRY SEGMENT INFORMATION (CONTINUED)

                                       1994        1993           1992
                                    --------     --------      --------
                                                (IN MILLIONS)
* AMORTIZATION OF ACQUISITION
   INTANGIBLES BY SEGMENT
    Oilfield Services               $   12.6     $    7.8      $    3.6
    Hydrocarbon Processing Industry      4.5          4.3           (.9)
    Engineering Services                10.3          9.7          10.2
                                    --------     --------      --------
                                    $   27.4     $   21.8      $   12.9
                                    --------     --------      --------
                                    --------     --------      --------

IDENTIFIABLE ASSETS
  Oilfield Services
   Consolidated Operations          $1,218.5     $1,320.3      $1,013.3
   Western Atlas investment                -        278.2         259.0
                                    --------     --------      --------
                                     1,218.5      1,598.5       1,272.3
  Hydrocarbon Processing Industry   --------     --------      --------
   Dresser-Rand                        709.1        748.9         725.6
   Ingersoll-Dresser Pump
     investment                        155.1        140.0         147.8
   Other Operations                    644.8        535.7         562.3
                                    --------     --------      --------
                                     1,509.0      1,424.6       1,435.7
                                    --------     --------      --------
  Engineering Services                 204.8        273.8         220.2
                                    --------     --------      --------
  Eliminations                         (44.2)       (21.9)        (21.5)
                                    --------     --------      --------
    Total identifiable assets        2,888.1      3,275.0       2,906.7
  Acquisition intangible assets*       668.4        626.7         429.2
  Corporate assets                     767.1        543.9         566.0
                                    --------     --------      --------
    Total assets                    $4,323.6     $4,445.6      $3,901.9
                                    --------     --------      --------
                                    --------     --------      --------

* ACQUISITION INTANGIBLE ASSETS
    BY SEGMENT
    Oilfield Services               $  365.6     $  312.7      $  104.5
    Hydrocarbon Processing Industry     85.5         80.3          80.7
    Engineering Services               217.3        233.7         244.0
                                    --------     --------      --------
                                    $  668.4     $  626.7      $  429.2
                                    --------     --------      --------
                                    --------     --------      --------


INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

INDUSTRY SEGMENT INFORMATION (CONTINUED)


                                       1994        1993           1992
                                    --------     --------      --------
                                                 (IN MILLIONS)

CAPITAL EXPENDITURES
 Oilfield Services                  $  108.4     $   82.1      $   66.2
                                    --------     --------      --------
 Hydrocarbon Processing Industry
   Dresser-Rand                         39.2         57.5             -
   Pump Operations                         -            -          12.7
   Other Operations                     35.1         33.6          40.3
                                    --------     --------      --------
                                        74.3         91.1          53.0
                                    --------     --------      --------
 Engineering Services                    2.1          2.8          13.1
                                    --------     --------      --------
 Corporate                               2.3         17.0           2.4
                                    --------     --------      --------
   Total capital expenditures       $  187.1     $  193.0      $  134.7
                                    --------     --------      --------
                                    --------     --------      --------

DEPRECIATION AND AMORTIZATION
 Oilfield Services                  $   87.6     $   79.3      $   68.0
                                    --------     --------      --------
 Hydrocarbon Processing Industry
   Dresser-Rand (100%)                  65.4         64.4             -
   Pump Operations                         -           .3          13.4
   Other Operations                     35.2         33.8          33.0
                                    --------     --------      --------
                                       100.6         98.5          46.4
                                    --------     --------      --------
 Engineering Services                   18.8         20.8          20.9

                                    --------     --------      --------
 Corporate                               9.3         13.2          13.9
                                    --------     --------      --------
   Total depreciation
    and amortization                $  216.3     $  211.8      $  149.2
                                    --------     --------      --------
                                    --------     --------      --------


INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

GEOGRAPHIC AREA FINANCIAL INFORMATION

The financial information by Geographic Area is as follows (in millions):


                                 1994      1993       1992
                               --------  --------  --------

REVENUES BY
  POINT OF ORIGIN
    United States . . . . . .  $3,061.8  $2,917.8  $2,648.9
    Canada  . . . . . . . . .     242.5     180.5     124.6
    Latin America . . . . . .     409.8     252.1     177.4
    Europe  . . . . . . . . .   1,399.7   1,316.4   1,239.1
    Mid East, Far East and
      Africa  . . . . . . . .     753.4     895.3     755.5
    Eliminations  . . . . . .    (536.5)   (359.8)   (222.2)
                               --------  --------  --------
      Total revenues  . . . .  $5,330.7  $5,202.3  $4,723.3
                               --------  --------  --------
                               --------  --------  --------

REVENUES BY
  POINT OF DESTINATION
    United States . . . . . .  $1,801.4  $2,044.0  $2,083.6
    Canada  . . . . . . . . .     261.9     210.4     143.6
    Latin America . . . . . .     722.3     439.7     284.8
    Europe  . . . . . . . . .   1,069.2   1,075.1   1,199.9
    Mid East, Far East and
      Africa  . . . . . . . .   1,475.9   1,433.1   1,011.4
                               --------  --------  --------
      Total revenues  . . . .  $5,330.7  $5,202.3  $4,723.3
                               --------  --------  --------
                               --------  --------  --------

UNITED STATES EXPORT SALES
  Canada  . . . . . . . . . .  $   52.5  $   41.4  $   26.8
  Latin America . . . . . . .     291.1     184.4     129.9
  Europe  . . . . . . . . . .      82.5      51.0      36.5
  Mid East, Far East
    and Africa  . . . . . . .     512.6     388.6     255.4

                               --------  --------  --------
      Total United States
        export sales  . . . .  $  938.7  $  665.4  $  448.6
                               --------  --------  --------
                               --------  --------  --------


INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION - COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

GEOGRAPHIC AREA FINANCIAL INFORMATION (CONTINUED)


                                  1994      1993      1992
                               --------  --------  --------

OPERATING PROFIT
  United States . . . . . . .  $  170.8  $  152.9  $   11.3
  Canada  . . . . . . . . . .      31.2      26.2      21.9
  Latin America . . . . . . .      53.4      32.6      36.2
  Europe  . . . . . . . . . .      58.0     103.1     103.8
  Mid East, Far East and
    Africa  . . . . . . . . .     146.8     185.2     145.9
                               --------  --------  --------
    Total operating profit  .  $  460.2  $  500.0  $  319.1
                               --------  --------  --------
                               --------  --------  --------

IDENTIFIABLE ASSETS
  United States . . . . . . .  $1,523.6  $1,817.4  $1,704.8
  Canada  . . . . . . . . . .      85.6     100.4     102.1
  Latin America . . . . . . .     182.0     196.2     234.6
  Europe  . . . . . . . . . .     964.7     904.2     791.7
  Mid East, Far East
    and Africa  . . . . . . .     260.9     412.3     204.9
  Adjustments and
    eliminations  . . . . . .    (128.7)   (155.5)   (131.4)
                               --------  --------  --------
    Total identifiable assets  $2,888.1  $3,275.0  $2,906.7
                               --------  --------  --------
                               --------  --------  --------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
Report of Independent Accountants - Price Waterhouse LLP
Consolidated Statements of Earnings (Loss)
  Years Ended October 31, 1994, 1993 and 1992
Consolidated Balance Sheets -
  October 31, 1994 and 1993
Consolidated Statements of Shareholders' Equity -
  October 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows -
  Years Ended October 31, 1994, 1993 and 1992
Note A - Summary of Significant Accounting Policies
Note B - Basis of Presentation and Baroid Financial
  Information
Note C - Acquisitions and Divestitures
Note D - Unconsolidated Affiliated Companies
Note E - Cash Flow Data
Note F - Long-Term Contracts
Note G - Inventories
Note H - Income Taxes
Note I - Short-Term Debt
Note J - Long-Term Debt
Note K - Employee Incentive Plans
Note L - Capital Shares
Note M - Commitments and Contingencies
Note N - Postretirement Benefits
Note O - Supplementary Information and Special Charges
Note P - Discontinued Operations
Note Q - Financial Instruments
Note R - Information by Industry Segment and
  Geographic Area (Financial information is included in Item 7. of this report.)
Note S - Quarterly Financial Data (Unaudited)

REPORT OF MANAGEMENT


The consolidated financial statements of Dresser Industries, Inc. and subsidiaries have been prepared by management and have been audited by independent accountants. The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of this report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the consolidated financial statements, it is necessary that management make informed estimates and judgments based on currently available information of the effects of certain events and transactions.

In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company's internal control structure.
This internal control structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and are properly recorded. In designing control procedures, management recognizes that errors or irregularities may occur.
Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's internal control structure provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for the accompanying consolidated financial statements through its Audit and Finance Committee, which is composed solely of directors who are not officers or employees of the Company. The Committee meets with management and the internal auditors to review the work of each and to monitor the discharge by each of its responsibilities. The Committee also meets with the independent accountants and internal auditors, without management present, to discuss internal control structure, auditing and financial reporting matters.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Shareholders of Dresser Industries, Inc.

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 14 (A) (1) and (2) and 14 (D) on page F-2 present fairly, in all material respects, the financial position of Dresser Industries, Inc. and its subsidiaries at October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes H and N to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, and Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, both effective as of November 1, 1991.


/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP

Dallas, Texas
December 2, 1994

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                               Years Ended October 31,
                                          --------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA          1994        1993        1992
                                           --------    --------    --------

Sales . . . . . . . . . . . . . . . . .   $3,562.3    $3,494.3    $2,697.0
Service revenues. . . . . . . . . . . .    1,745.0     1,631.9     1,933.9
Share of earnings of unconsolidated
   affiliates . . . . . . . . . . . . .       23.4        76.1        92.4
                                          --------    --------    --------
   Total revenues . . . . . . . . . . .    5,330.7     5,202.3     4,723.3
                                          --------    --------    --------
                                          --------    --------    --------

Cost of sales . . . . . . . . . . . . .    2,538.2     2,386.2     1,722.7
Cost of services  . . . . . . . . . . .    1,533.5     1,452.0     1,799.9
                                          --------    --------    --------
  Total costs of sales and
    services  . . . . . . . . . . . . .    4,071.7     3,838.2     3,522.6
                                          --------    --------    --------
                                          --------    --------    --------

  Gross earnings  . . . . . . . . . . .    1,259.0     1,364.1     1,200.7

Selling, engineering, administrative
  and general expenses  . . . . . . . .     (896.7)     (973.8)    (919.8)
Special charges . . . . . . . . . . . .       (8.0)     (105.1)      (70.0)

Other income (deductions)
  Interest expense  . . . . . . . . . .      (49.3)      (44.5)      (47.4)
  Interest earned . . . . . . . . . . .       31.1        16.7        19.1
  Gain on sale of interest in
     Western Atlas  . . . . . . . . . .      275.7           -           -
  Gain on affiliate's public offering .       11.0           -           -
  Other, net  . . . . . . . . . . . . .       (3.4)       19.3         4.8
                                          --------    --------    --------

  Earnings before income taxes and
     other items below  . . . . . . . .      619.4       276.7       187.4

Income taxes  . . . . . . . . . . . . .     (224.7)      (98.8)      (79.4)
Minority interest . . . . . . . . . . .      (32.9)      (44.3)      (10.3)
                                          --------    --------    --------

   Earnings from continuing operations       361.8       133.6        97.7

Discontinued operations . . . . . . . .          -           -       (35.3)
                                          --------    --------    --------

  Earnings before extraordinary items
    and accounting changes  . . . . . .      361.8       133.6        62.4
Extraordinary items . . . . . . . . . .          -           -        (6.3)
Cumulative effect of accounting
  changes . . . . . . . . . . . . . . .          -           -      (393.8)
                                          --------    --------    --------

   Net earnings (loss). . . . . . . . .   $  361.8    $  133.6    $ (337.7)
                                          --------    --------    --------
                                          --------    --------    --------


Earnings (loss) per common share
  Earnings from continuing operations .   $   1.98    $    .74    $    .55
  Discontinued operations . . . . . . .          -           -        (.20)
                                          --------    --------    --------
  Earnings before extraordinary
     items and accounting changes . . .       1.98         .74         .35
  Extraordinary items . . . . . . . . .          -           -        (.03)
  Cumulative effect of accounting
     changes  . . . . . . . . . . . . .          -           -       (2.21)
                                          --------    --------    --------
  Net earnings (loss) . . . . . . . . .   $   1.98     $   .74    $  (1.89)
                                          --------    --------    --------
                                          --------    --------    --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   October 31,
                                               ------------------
IN MILLIONS                                      1994       1993
                                               ------------------
ASSETS

Current Assets
  Cash and cash equivalents  . . . . . . .     $ 515.0    $ 200.1

  Notes and accounts receivable. . . . . .       896.2      904.0
  Less allowance for doubtful
    receivables. . . . . . . . . . . . . .        30.4       33.3
                                               -------    -------
                                                 865.8      870.7
  Inventories
    Finished products and
      work in process. . . . . . . . . . .       529.9      597.9
    Raw materials and supplies . . . . . .       143.2      153.3
                                               -------    -------
                                                 673.1      751.2
  Deferred income taxes. . . . . . . . . .        74.9      101.8
  Prepaid expenses . . . . . . . . . . . .        68.2      131.6
                                               -------    -------

    Total Current Assets . . . . . . . . .     2,197.0    2,055.4
                                               -------    -------

Investments in and receivables
  from unconsolidated affiliates . . . . .       240.4      491.4
Intangibles less accumulated
  amortization of $94.7 in 1994
    and $71.5 in 1993. . . . . . . . . . .       657.4      612.0
Deferred income taxes. . . . . . . . . . .       193.2      207.9
Other assets . . . . . . . . . . . . . . .       106.0      113.5


Property, Plant and Equipment, at cost
  Land and land improvements . . . . . . .        90.5      122.2
  Buildings. . . . . . . . . . . . . . . .       376.2      399.1
  Machinery and equipment. . . . . . . . .     1,778.3    1,854.1
                                               -------    -------
                                               2,245.0    2,375.4
Less accumulated depreciation. . . . . . .     1,315.4    1,410.0
                                               -------    -------
   Total Properties, net . . . . . . . . .       929.6      965.4
                                               -------    -------


      Total Assets . . . . . . . . . . . .    $4,323.6   $4,445.6
                                               -------    -------
                                               -------    -------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   October 31,
                                               ------------------
IN MILLIONS                                     1994       1993
                                               ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt and current
    portion of long-term debt  . . . . . . .  $   36.6   $  308.3
  Accounts payable . . . . . . . . . . . . .     361.6      372.4
  Contract advances  . . . . . . . . . . . .     265.4      288.3
  Accrued compensation and benefits. . . . .     230.7      235.0
  Accrued warranty costs . . . . . . . . . .      59.6       57.9
  Income taxes . . . . . . . . . . . . . . .      92.7      102.4
  Other accrued liabilities. . . . . . . . .     320.2      345.9
                                               -------    -------
    Total Current Liabilities. . . . . . . .   1,366.8    1,710.2
                                               -------    -------

Employee Retirement Benefit Obligations. . .     668.2      707.6
Long-Term Debt . . . . . . . . . . . . . . .     460.6      492.2
Deferred Compensation, Insurance
  Reserves and Other Liabilities . . . . . .     112.1      108.5

Minority Interest. . . . . . . . . . . . . .      83.6      154.9

Commitments and Contingencies

Shareholders' Equity -
  Preferred shares, 10 million authorized. .         -          -
  Common shares, $0.25 par value
    Authorized: 400 million
    Issued: 184.0 million. . . . . . . . . .      46.0       45.2
  Capital in excess of par value . . . . . .     448.6      407.3
  Retained earnings. . . . . . . . . . . . .   1,212.6      967.3
  Cumulative translation adjustment. . . . .     (63.1)    (130.2)
  Pension liability adjustment . . . . . . .      (7.6)     (13.8)
                                               -------    -------
                                               1,636.5    1,275.8
  Less treasury shares, at cost. . . . . . .       4.2        3.6
                                               -------    -------
    Total Shareholders' Equity, net. . . . .   1,632.3    1,272.2
                                               -------    -------

  Total Liabilities and
    Shareholders' Equity . . . . . . . . . .  $4,323.6   $4,445.6
                                               -------    -------
                                               -------    -------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Years Ended October 31,
                                                       --------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                       1994        1993        1992
                                                       --------------------------------
COMMON SHARES, PAR VALUE
  Beginning of year. . . . . . . . . . . . . . . . .   $   45.2    $   45.2    $   45.2
  Sale of common stock . . . . . . . . . . . . . . .         .5           -           -
  Shares issued under benefit and
    dividend reinvestment plans. . . . . . . . . . .         .3           -           -
                                                        -------     -------     -------
  End of year. . . . . . . . . . . . . . . . . . . .   $   46.0    $   45.2    $   45.2
                                                        -------     -------     -------
                                                        -------     -------     -------
CAPITAL IN EXCESS OF PAR VALUE
  Beginning of year. . . . . . . . . . . . . . . . .   $  407.3    $  410.2 *  $  390.3
  Sale of common stock . . . . . . . . . . . . . . .       29.5           -           -
  Shares issued in an acquisition. . . . . . . . . .          -           -        23.3
  Shares issued under benefit and
    dividend reinvestment plans. . . . . . . . . . .       11.8        (2.9)       (3.2)
                                                        -------     -------     -------
  End of year. . . . . . . . . . . . . . . . . . . .   $  448.6    $  407.3    $  410.4
                                                        -------     -------     -------
                                                        -------     -------     -------

RETAINED EARNINGS
  Beginning of year. . . . . . . . . . . . . . . . .   $  967.3    $  935.3 *  $1,772.0
  Net earnings (loss). . . . . . . . . . . . . . . .      361.8       133.6      (337.7)
  INDRESCO Inc. spinoff. . . . . . . . . . . . . . .          -           -      (402.2)
  Dividends on common shares** . . . . . . . . . . .     (116.5)     (100.2)      (96.3)
  Other. . . . . . . . . . . . . . . . . . . . . . .          -        (1.4)          -
                                                        -------     -------     -------
  End of year. . . . . . . . . . . . . . . . . . . .   $1,212.6    $  967.3    $  935.8
                                                        -------     -------     -------
                                                        -------     -------     -------
CUMULATIVE TRANSLATION ADJUSTMENTS
  Beginning of year. . . . . . . . . . . . . . . . .   $ (130.2)   $  (68.2)*  $  (41.8)
  Translation rate changes . . . . . . . . . . . . .       67.1       (62.0)      (24.7)
  INDRESCO Inc. spinoff. . . . . . . . . . . . . . .          -           -       (11.7)
                                                        -------     -------     -------
  End of year. . . . . . . . . . . . . . . . . . . .   $  (63.1)   $ (130.2)   $  (78.2)
                                                        -------     -------     -------
                                                        -------     -------     -------
PENSION LIABILITY ADJUSTMENT
  Beginning of year. . . . . . . . . . . . . . . . .   $  (13.8)   $   (4.0)   $   (3.0)
  Current year adjustment. . . . . . . . . . . . . .        6.2        (9.8)       (1.0)
                                                        -------     -------     -------
  End of year. . . . . . . . . . . . . . . . . . . .   $   (7.6)   $  (13.8)   $   (4.0)
                                                        -------     -------     -------
                                                        -------     -------     -------
TREASURY SHARES, AT COST
  Beginning of year. . . . . . . . . . . . . . . . .   $   (3.6)   $  (15.8)   $  (48.0)
  Shares issued in an acquisition. . . . . . . . . .          -           -        20.0
  Shares issued (redeemed) under
    benefit and dividend
    reinvestment plans . . . . . . . . . . . . . . .        (.6)       12.2        12.2
                                                        -------     -------     -------

  End of year. . . . . . . . . . . . . . . . . . . .   $   (4.2)   $   (3.6)   $  (15.8)
                                                        -------     -------     -------
                                                        -------     -------     -------

TOTAL SHAREHOLDERS' EQUITY, END OF YEAR. . . . . . .   $1,632.3    $1,272.2    $1,293.4
                                                        -------     -------     -------
                                                        -------     -------     -------

* Beginning of year balance is not the same as end of prior year due to duplication of Baroid activity for November and December of 1993.
** Dresser $.66 per share in 1994 and Dresser $.60 per share, Baroid $.20 per share and Wheatley $.04 per share in 1993 and 1992.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended October 31,
                                                       --------------------------------
IN MILLIONS                                              1994        1993        1992
                                                       --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss). . . . . . . . . . . . . . . .   $  361.8    $  133.6   $  (337.6)
                                                        -------     -------    --------
  Adjustments to reconcile net
    earnings (loss) to cash flow:
      Depreciation and amortization. . . . . . . . .      216.3       211.8       149.2
      Retiree benefit curtailment gain . . . . . . .          -       (12.8)          -
      Special charges. . . . . . . . . . . . . . . .        8.0        31.0        49.0
      Earnings from unconsolidated
        affiliates . . . . . . . . . . . . . . . . .      (23.4)      (76.1)      (92.4)
      Dividends and advances from
        unconsolidated affiliates. . . . . . . . . .       28.6        23.2         9.5
      Minority interest less cash
        advanced to partner. . . . . . . . . . . . .       (4.3)       14.8        10.3
      Gain on sale of interest in
        Western Atlas, net of tax. . . . . . . . . .     (146.5)          -           -
      Change in working capital. . . . . . . . . . .      (70.4)     (185.0)       (9.5)
      Other, net . . . . . . . . . . . . . . . . . .      (16.0)       33.1       (32.6)
      Cumulative effect of accounting
        changes. . . . . . . . . . . . . . . . . . .          -           -       393.8
      Discontinued operations losses . . . . . . . .          -           -        35.3
                                                        -------     -------    --------
          Total adjustments. . . . . . . . . . . . .       (7.7)       40.0       512.6
                                                        -------     -------    --------
    Net cash provided by operating
      activities . . . . . . . . . . . . . . . . . .      354.1       173.6       175.0
                                                        -------     -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of sales of interests in -
    Western Atlas - net of taxes paid. . . . . . . .      451.8           -           -
    M-I Drilling Fluids. . . . . . . . . . . . . . .      160.0           -           -
  Capital expenditures . . . . . . . . . . . . . . .     (187.1)     (193.0)     (134.6)
  Proceeds from disposal of assets . . . . . . . . .        6.0        20.9        83.2
  Business acquisitions. . . . . . . . . . . . . . .      (85.5)     (337.5)       (1.9)
  Cash of acquired businesses. . . . . . . . . . . .          -        38.3           -
  Advances to discontinued operations. . . . . . . .          -         5.0       (24.4)
                                                        -------     -------    --------
    Net cash provided (used) by
     investing activities. . . . . . . . . . . . . .      345.2      (466.3)      (77.7)
                                                        -------     -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common shares. . . . . . . . . . . . . . .       30.0           -           -
  Proceeds from issuance of
    long-term debt . . . . . . . . . . . . . . . . .          -       538.4        64.1
  Decrease in long-term debt . . . . . . . . . . . .      (46.4)     (301.3)     (235.2)
  (Decrease) increase in short-term debt . . . . . .     (256.9)      217.2         7.1
  Dividends paid . . . . . . . . . . . . . . . . . .     (116.5)     (100.2)      (96.3)
                                                        -------     -------    --------
    Net cash provided (used) by
      financing activities . . . . . . . . . . . . .     (389.8)      354.1      (260.3)
                                                        -------     -------    --------
EFFECT OF TRANSLATION ADJUSTMENTS
  ON CASH  . . . . . . . . . . . . . . . . . . . . .        5.4       (12.2)        1.0
                                                        -------     -------    --------
    Net increase (decrease) in cash
      and cash equivalents . . . . . . . . . . . . .      314.9        49.2      (162.0)
CASH AND CASH EQUIVALENTS -
  Beginning of year. . . . . . . . . . . . . . . . .      200.1       150.9*      322.2
                                                        -------     -------    --------
  End of year. . . . . . . . . . . . . . . . . . . .   $  515.0    $  200.1    $  160.2
                                                        -------     -------    --------
                                                        -------     -------    --------

* Beginning of year balance is not the same as end of prior year due to duplication of Baroid activity for November and December of 1993.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned partnerships and affiliates are reported at cost adjusted for the Company's equity in undistributed earnings.

REVENUE RECOGNITION

Revenues and earnings from long-term construction contracts are recognized on the percentage-of-completion method, measured generally on a cost incurred basis. Estimated contract costs include allowances for completion risks, process and schedule guarantees and warranties that generally are not finally determinable until the latter stages of a contract. Estimated contract earnings are reviewed and revised periodically as the work progresses. Estimated losses are charged against earnings in the period in which such losses are identified. Revenues from sale of products and services other than from long-term construction contracts are recorded when the products are shipped or the services performed.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of most inventories is determined using either the first-in, first-out (FIFO) method or the average cost method. The cost of certain U.S. inventories is determined using the last-in, first-out (LIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Fixed assets are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of 10 to 40 years for buildings and 3 to 20 years for machinery and equipment. Certain assets with service lives of more than 10 years are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Maintenance and repairs are expensed as incurred. Major improvements are capitalized.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE A -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

INTANGIBLES

The difference between purchase price and fair values at date of acquisition of net assets of businesses acquired is amortized on a straight-line basis over the estimated periods benefited, not exceeding 40 years.

In the event facts and circumstances indicate the carrying amount of goodwill associated with an acquisition is impaired, the carrying amount will be reduced to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

TRANSLATION OF FOREIGN CURRENCIES

For subsidiaries in countries which do not have highly inflationary economies, asset and liability accounts are translated at rates in effect at the balance sheet date, and revenue and expense accounts are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are included as a separate component of shareholders' equity.

For subsidiaries in countries with highly inflationary economies, inventories, cost of sales, property, plant and equipment and related depreciation are translated at historical rates. Other asset and liability accounts are translated at rates in effect at the balance sheet date, and revenues and expenses (excluding cost of sales and depreciation) are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are reflected in the statement of earnings.

RECLASSIFICATION OF PRIOR YEARS

Prior year financial statements have been reclassified to conform to 1994 presentations.

NOTE B - BASIS OF PRESENTATION AND BAROID FINANCIAL INFORMATION

BAROID AND WHEATLEY MERGERS

On January 21, 1994, a wholly owned subsidiary of Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid). Dresser issued 0.4 shares of its common stock for each share of outstanding Baroid common stock. On August 5, 1994, a wholly owned subsidiary of Dresser merged with Wheatley TXT Corp. (Wheatley).

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - BASIS OF PRESENTATION AND BAROID FINANCIAL INFORMATION (CONTINUED)

BAROID AND WHEATLEY MERGERS (CONTINUED)

Dresser issued 0.7 shares of its common stock for each share of outstanding Wheatley common stock. Dresser issued 37.3 million shares in exchange for the Baroid shares and 8.3 million shares in exchange for the Wheatley shares. The "Company" as used in these consolidated financial statements refers to Dresser and its subsidiaries including Baroid and Wheatley.

The mergers have been accounted for as poolings of interests. These consolidated financial statements reflect the financial position and results of operations of the combined companies as if the mergers had occurred on November 1, 1991. The Consolidated Statement of Earnings for 1992 includes Dresser and Wheatley for the twelve months ended October 31, 1992, and Baroid for the twelve months ended December 31, 1992. The Consolidated Statements of Earnings for 1993 and 1994 include twelve months ended October 31, 1993 for Dresser, Baroid and Wheatley. Baroid sales of $138.5 million and net earnings of $4.2 million for the months of November and December of 1992 are included in the Consolidated Statements of Earnings for both 1992 and 1993.

BAROID FINANCIAL INFORMATION

Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding, and the Notes are fully guaranteed by Dresser (See Note J). Because the Notes remain outstanding, summarized financial information of Baroid is presented as follows (in millions):


                                         October 31,    October 31,
Baroid Corporation                          1994           1993
- ------------------                       -----------    -----------
 Current assets. . . . . . . . . . . . .  $  468.9       $  388.4
 Noncurrent assets . . . . . . . . . . .     362.0          340.4
                                          --------       --------
   Total . . . . . . . . . . . . . . . .  $  830.9       $  728.8
                                          --------       --------
                                          --------       --------

 Current liabilities . . . . . . . . . .  $  229.5       $  272.1
 Noncurrent liabilities. . . . . . . . .     281.7          186.5
 Shareholders' equity. . . . . . . . . .     319.7          270.2
                                          --------       --------
   Total . . . . . . . . . . . . . . . .  $  830.9       $  728.8
                                          --------       --------
                                          --------       --------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - BASIS OF PRESENTATION AND BAROID FINANCIAL INFORMATION (CONTINUED)

BAROID FINANCIAL INFORMATION (CONTINUED)


                                   Twelve Months Ended
                                ----------------------------
                                   October          December
                                -----------------   --------
                                  1994      1993      1992
                                -------   -------   -------
 Revenues. . . . . . . . . . . .$ 923.2  $  832.3  $  759.7
                                -------   -------   -------
                                -------   -------   -------
 Gross earnings. . . . . . . . .$ 245.8  $  206.3  $  197.5
                                -------   -------   -------
                                -------   -------   -------
 Earnings from operations. . . .$  78.2  $   56.9  $   46.6
 Other income (deductions) . . .  (17.8)    (40.1)    (11.3)
                                -------   -------   -------
 Earnings before taxes
   and minority interests. . . .   60.4      16.8      35.3
 Income taxes. . . . . . . . . .  (19.8)    (13.8)    (11.9)
 Minority interest . . . . . . .    1.9      (1.5)     (1.1)
                                -------   -------   -------
 Net earnings. . . . . . . . . .$  42.5  $    1.5  $   22.3
                                -------   -------   -------
                                -------   -------   -------


A provision of $30 million for merger expenses is included in other income (deductions) in 1993.

NOTE C - ACQUISITIONS AND DIVESTITURES

MERGERS OF DRESSER INDUSTRIES, INC., BAROID CORPORATION AND WHEATLEY TXT CORPORATION

During 1994, Dresser merged with Baroid Corporation and with Wheatley TXT Corp. Each merger was accounted for as a pooling of interests. See Note B for more information. Separate results of the operations of the three companies are summarized below (in millions):


                                  1994      1993      1992
                                -------   -------   -------
  Revenues
    Dresser. . . . . . . . . . $4,255.5  $4,290.5  $3,886.0
    Baroid . . . . . . . . . .    923.2     832.3     759.7
    Wheatley . . . . . . . . .    152.0      79.5      77.6
                                -------   -------   -------
    Combined . . . . . . . . . $5,330.7  $5,202.3  $4,723.3
                                -------   -------   -------
                                -------   -------   -------

                                  1994      1993      1992
                                -------   -------   -------
  Earnings from continuing
    operations
      Dresser. . . . . . . . . $  316.8  $  126.7  $   69.9
      Baroid . . . . . . . . .     42.5       1.5      22.3
      Wheatley . . . . . . . .      2.5       5.4       5.5
                                -------   -------   -------
      Combined . . . . . . . . $  361.8  $  133.6  $   97.7
                                -------   -------   -------
                                -------   -------   -------

  Discontinued operations
    Dresser. . . . . . . . . . $      -  $      -  $  (35.3)
                                -------   -------   -------
                                -------   -------   -------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - ACQUISITIONS AND DIVESTITURES (CONTINUED)

MERGERS OF DRESSER INDUSTRIES, INC., BAROID CORPORATION AND WHEATLEY TXT CORPORATION (CONTINUED)


                                      1994      1993      1992
                                    --------  --------  --------
  Earnings before extraordinary
    items and accounting changes
      Dresser. . . . . . . . .      $  316.8  $  126.7  $   34.6
      Baroid . . . . . . . . .          42.5       1.5      22.3
      Wheatley . . . . . . . .           2.5       5.4       5.5
                                     -------   -------   -------
      Combined . . . . . . . .      $  361.8  $  133.6  $   62.4
                                     -------   -------   -------
                                     -------   -------   -------

  Extraordinary items
    Dresser. . . . . . . . . .      $      -  $      -  $   (6.3)
                                     -------   -------   -------
                                     -------   -------   -------

  Cumulative effect of
    accounting changes
      Dresser. . . . . . . . .      $      -  $      -  $ (393.8)
                                     -------   -------   -------
                                     -------   -------   -------

  Net earnings (loss)
    Dresser. . . . . . . . . .      $  316.8  $  126.7  $ (365.5)
    Baroid . . . . . . . . . .          42.5       1.5      22.3
    Wheatley . . . . . . . . .           2.5       5.4       5.5
                                     -------   -------   -------
    Combined . . . . . . . . .      $  361.8  $  133.6  $ (337.7)
                                     -------   -------   -------
                                     -------   -------   -------

As discussed in Note O, non-recurring expenses of $31 million attributable to the Baroid merger have been included in the combined results of operations for the year ended October 31, 1993, and non-recurring expenses of $10.7 million attributable to the Wheatley merger have been included in the combined results of operations for the year ended October 31, 1994.

OTHER ACQUISITIONS

In December 1993, Wheatley acquired Axelson, Inc. for $79.4 million cash and acquired Tom Wheatley Valve Company for $6.1 million cash, a $1.7 million promissory note and liabilities assumed of $2.0 million. Axelson is a manufacturer of downhole rod pumps and safety equipment used in the production of oil and Tom Wheatley Valve Company produces valves for the oil and gas industry. These acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statement of Earnings from the acquisition dates. The pro forma effect of these acquisitions is not significant.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - ACQUISITIONS AND DIVESTITURES (CONTINUED)

OTHER ACQUISITIONS (CONTINUED)

Effective February 1, 1993, Dresser acquired all the outstanding stock of Bredero Price Holding B.V., a Netherlands corporation, from Koninklijke Begemann Groep N.V. for approximately $161.5 million in cash. Bredero Price is a multinational company that provides pipe coating for both onshore and offshore markets.

Effective April 1, 1993, Dresser acquired TK Valve & Manufacturing, Inc. from Sooner Pipe & Supply Corporation, Tulsa, Oklahoma for approximately $143.5 million in cash. TK Valve supplies ball valves for the oil and gas production and transmission industry.

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

The following unaudited pro forma summary presents information as if the Bredero Price and TK Valve acquisitions had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises (in millions, except per share amounts):


                                                  Unaudited
                                                1993      1992
                                              --------  --------
  Revenues . . . . . . . . . . . . . . .      $5,292.0  $4,981.9
                                               -------   -------
                                               -------   -------
  Earnings before extraordinary item
    and accounting changes . . . . . . .      $  142.1  $   92.3
                                               -------   -------
                                               -------   -------
  Net earnings (loss). . . . . . . . . .      $  142.1  $ (307.8)
                                               -------   -------
                                               -------   -------
  Per share:
    Earnings before extraordinary
      item and accounting changes. . . .      $    .79  $    .52
                                               -------   -------
                                               -------   -------
    Net earnings (loss). . . . . . . . .      $    .79  $  (1.73)
                                               -------   -------
                                               -------   -------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - ACQUISITIONS AND DIVESTITURES (CONTINUED)

OTHER ACQUISITIONS (CONTINUED)

On January 29, 1993 Baroid issued 17.7 million shares of its common stock, equivalent to 7.1 million of the Company's shares, in exchange for all of the outstanding common stock of Sub Sea International Inc. (Sub Sea). Sub Sea provides diving services, engineering and unmanned, remotely operated underwater vehicles to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities.

The acquisition of Sub Sea was accounted for as a pooling of interests, and the financial statements for periods prior to the Sub Sea merger have been restated to reflect the financial position and results of operations of the combined companies as if they had merged on November 1, 1991.

In 1993, Baroid acquired three small businesses and Wheatley acquired one small business for cash totaling $32.5 million. These acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statement of Earnings from the acquisition dates. The pro forma effect of these acquisitions is not significant.

In 1992, Dresser acquired all of the shares of AVA International Corp. (AVA) in exchange for 1.9 million shares of the Company's common stock with a value of $43.3 million and $1.9 million cash. AVA produces well completion products that are sold primarily in foreign markets. The transaction, which was accounted for as a purchase, resulted in goodwill of $39.3 million which is being amortized on a straight-line basis over 40 years. The pro forma effect of the acquisition is not significant.

DIVESTITURES

Western Atlas International, Inc. was formed May 1, 1987 when the Company and Litton Industries combined their respective Dresser Atlas and Resources Group operations. On January 28, 1994, the Company sold its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $358 million in cash and $200 million in 7.5% notes. The 7.5% notes were paid in full in September, 1994. The Company recognized a gain of $275.7 million ($146.7 million net of tax) on the sale.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - ACQUISITIONS AND DIVESTITURES (CONTINUED)

DIVESTITURES (CONTINUED)

Following the Baroid merger (See Note B) and in accordance with an agreement reached with the Antitrust Division of United States Department of Justice, the Company sold its 64% interest in M-I Drilling Fluids Company to Smith International, Inc. for $160 million in cash effective February 28, 1994. The Company recognized a $2.6 million pre-tax gain on the sale.

In September 1994, the Company sold its 50% interest in IRI International Corporation and recognized a pre-tax gain of $4.6 million. Due to the sale, the Company was able to recognize $17.5 million of tax benefits applicable to previously unrecognized losses associated with receivables from IRI.

NOTE D - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates and the nature and extent of these investments change over time. A summary of the impact of these investments on the consolidated financial statements follows (in millions):


                                            1994      1993      1992
                                         --------- --------- ---------
  Share of earnings of
    unconsolidated affiliates
      Ingersoll-Dresser Pump             $    8.8  $   17.1  $    2.2
      Western Atlas (See Note C)                -      39.2      35.2
      Dresser-Rand                              -         -      40.3
      Other affiliates                       14.6      19.8      14.7
                                          -------   -------   -------
                                         $   23.4  $   76.1  $   92.4
                                          -------   -------   -------
                                          -------   -------   -------
  Dividends received                     $   13.1  $   13.5  $    7.1
                                          -------   -------   -------
                                          -------   -------   -------


                                                      1994      1993
                                                   --------- ---------
  Investments in and receivables
    from unconsolidated affiliates
      Ingersoll-Dresser Pump                       $  155.1  $  136.2
      Western Atlas (See Note C)                          -     278.2
      Other affiliates                                 85.3      77.0
                                                    -------   -------
                                                   $  240.4  $  491.4
                                                    -------   -------
                                                    -------   -------


The Company's share of earnings for Ingersoll-Dresser Pump and Dresser-Rand includes adjustments made by the Company for differences in the timing of adoption of accounting changes and for expenses retained by the Company.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - UNCONSOLIDATED AFFILIATED COMPANIES (CONTINUED)

INGERSOLL-DRESSER PUMP COMPANY

Effective October 1, 1992, the Company and Ingersoll-Rand Company formed a joint venture comprised of the pump businesses of the two companies including all standard and engineered pump operations except the Company's Mono Pump subsidiaries. The new company, Ingersoll-Dresser Pump Company, is a general partnership owned 49% by the Company and 51% by Ingersoll-Rand Company. The Company contributed approximately $151 million of net assets in exchange for its ownership interest. The operating results of the contributed Dresser Pump business prior to October 1, 1992 are fully consolidated in the Company's Consolidated Statement of Earnings. The Company's share of operating results for the month of October, 1992 and all of 1993 and 1994 is included in share of earnings of unconsolidated affiliates.

Summarized financial information is as follows (in millions):


                                              October 31,
                                            1994      1993
                                         --------  --------
  Current assets . . . . . . . . . . . . $  354.4  $  357.7
  Noncurrent assets. . . . . . . . . . .    180.9     183.2
                                          -------   -------
      Total assets . . . . . . . . . . . $  535.3  $  540.9
                                          -------   -------
                                          -------   -------

  Current liabilities. . . . . . . . . . $  170.8  $  218.0
  Noncurrent liabilities . . . . . . . .     47.2      46.9
  Partner's equity -
    Contributed capital and retained
      earnings . . . . . . . . . . . . .    344.7     311.6
    Cumulative translation adjustment. .    (27.4)    (35.6)
                                          -------   -------
                                            317.3     276.0
                                          -------   -------
    Total liabilities and partner's
      equity . . . . . . . . . . . . . . $  535.3  $  540.9
                                          -------   -------
                                          -------   -------


                                              Years Ended
                                              October 31,
                                          ------------------
                                            1994      1993
                                          --------  ---------

  Net sales. . . . . . . . . . . . . . .  $  752.2  $  761.0
                                           -------   -------
                                           -------   -------
  Gross profit . . . . . . . . . . . . .  $  170.9  $  159.1
                                           -------   -------
                                           -------   -------
  Income from continuing operations
    and before extraordinary items . . .  $   30.3  $    3.3
                                           -------   -------
                                           -------   -------
  Net income . . . . . . . . . . . . . .  $   30.3  $    3.3
                                           -------   -------
                                           -------   -------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - UNCONSOLIDATED AFFILIATED COMPANIES (CONTINUED)

INGERSOLL-DRESSER PUMP COMPANY (CONTINUED)

The Company's share of pre-tax earnings for 1993 includes $21.3 million from the release of LIFO inventory valuation reserves related to inventory contributed to the joint venture by the Company and sold by Ingersoll-Dresser Pump Company to third parties.

In connection with the Ingersoll-Dresser Pump Company joint venture agreement, the Company granted to Ingersoll-Rand Company an option to purchase 51% of the stock of Mono Group Limited for a price equal to 51% of its book value, including unamortized goodwill, at the exercise date. That option is scheduled to expire on April 30, 1995. The Company and Ingersoll-Rand have agreed to amend the joint venture agreement to extend the exercise period to April 30, 1997, and to change the date at which the option price is determined. Under the amendment, the option price will be the amount at January 31, 1995 or at the end of the month during which Ingersoll-Rand gives notice of its intention to exercise the option, whichever amount is lower. If the option to purchase is exercised by Ingersoll-Rand Company, both Ingersoll-Rand and the Company have agreed to contribute their respective Mono Group Limited shares to the Ingersoll-Dresser Pump Company as a contribution of capital to the partnership.

DRESSER-RAND COMPANY

The Company owned 50% of Dresser-Rand from its inception on January 1, 1987 through September 30, 1992. Effective October 1, 1992, the Company acquired an additional 1% ownership interest and since then Dresser-Rand is included as a fully consolidated subsidiary with a 49% minority interest.

Summarized financial information for the period when equity accounting was applied is as follows (in millions):


                                                Year Ended
                                               September 30,
                                                    1992
                                               -------------
  Net sales. . . . . . . . . . . . . . . . .        $1,290.3
                                                     -------
                                                     -------
  Gross profit . . . . . . . . . . . . . . .        $  244.8
                                                     -------
                                                     -------
   Income from continuing operations
    before extraordinary items . . . . . . .        $   74.7
                                                     -------
                                                     -------
  Net income . . . . . . . . . . . . . . . .        $   77.8
                                                     -------
                                                     -------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - CASH FLOW DATA

Cash and cash equivalents include cash on hand and investments with maturities
of three months or less at time of original purchase.   Supplemental information
about cash payments and significant noncash investing and financing activities is as follows (in millions):


                                  1994      1993      1992
                                --------  --------  --------
  Cash payments for
    income taxes . . . . . . .  $  210.3  $  116.7  $ 105.2
                                 -------   -------   ------
                                 -------   -------   ------
  Cash payments for
    interest on debt . . . . .  $   46.3  $   40.2  $  48.1
                                 -------   -------   ------
                                 -------   -------   ------
  Cash payments for interest
    on tax settlements . . . .  $    1.3  $   14.0  $     -
                                 -------   -------   ------
                                 -------   -------   ------
  Acquisition of Businesses
    Assets acquired. . . . . .                      $  54.4
    Liabilities assumed. . . .                         (9.2)
    Common Shares issued from
      Treasury . . . . . . . .                        (43.3)
                                                     ------
        Net cash paid. . . . .                      $   1.9
                                                     ------
                                                     ------

The increase in cash payments for income taxes in 1994 is due to a $106.2 million payment for the gain on sale of the 29.5% interest in the Western Atlas joint venture.

Working capital changes on the Consolidated Statements of Cash Flows were as follows (in millions):


                                  1994      1993      1992
                                --------  --------  --------
  (Increase) decrease in
    receivables. . . . . . . .  $ (74.7)  $ (41.7)  $ (38.2)
  (Increase) decrease in
    inventories. . . . . . . .     15.3     (85.4)     12.8
  (Increase) decrease in
    deferred taxes and
    prepaid expenses . . . . .     84.6     (78.1)    (34.6)
  Increase (decrease) in
    accrued liabilities and
    accounts payable . . . . .    (59.5)     (1.4)     43.7
  Increase (decrease) in
    contract advances. . . . .    (24.4)     55.1      44.6
  Increase (decrease) in
    income taxes payable . . .    (11.7)    (33.5)    (37.8)
                                 ------    ------    ------
                                $ (70.4)  $(185.0)  $  (9.5)
                                 ------    ------    ------
                                 ------    ------    ------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - LONG-TERM CONTRACTS

Consistent with industry practice, service revenues and cost of services include the value of materials, equipment and labor contracts furnished by customers and for which the Company is responsible for the ultimate acceptability of performance of the project based on such material, equipment and labor. The value of such items was $138.7 million, $112.4 million and $114.0 million for the years ended October 31, 1994, 1993 and 1992, respectively.

Amounts billed in excess of revenues recognized to date are included in current liabilities under contract advances.

NOTE G - INVENTORIES


Inventories on the LIFO method were $94.7 million and $77.9 million at October 31, 1994 and 1993, respectively. Under the average cost method, inventories would have increased by $96.8 million and $92.2 million at October 31, 1994 and 1993, respectively.

During 1992, the Company experienced significant quantity reductions in LIFO inventories which were carried at lower costs that prevailed in prior years. Quantity reductions reduced the cost of sales by $14.6 million and increased earnings, net of tax, by $9.5 million or $.06 per share in 1992.

Inventories are stated net of progress payments received on contracts of $126.1 million and $175.7 million at October 31, 1994 and 1993, respectively.

Note H - INCOME TAXES


The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS
109), ACCOUNTING FOR INCOME TAXES, as of November 1, 1991. The 1992 Consolidated Statement of Earnings includes a charge of $40.8 million or $.24 per share for the cumulative effect of the change.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H - INCOME TAXES (CONTINUED)

The domestic and foreign components of earnings before income taxes of continuing operations consist of the following (in millions):


                                  1994      1993      1992
                                --------  --------  --------
  Domestic . . . . . . . . . .  $  494.2  $  135.7  $   79.4
  Foreign. . . . . . . . . . .     125.2     141.0     108.0
                                 -------   -------   -------
    Total earnings before
      income taxes . . . . . .  $  619.4  $  276.7  $  187.4
                                 -------   -------   -------
                                 -------   -------   -------


The components of the provision for income taxes of continuing operations are as follows (in millions):


                                  1994      1993      1992
                                --------  --------  --------
  Current
    U.S. Federal . . . . . . . $  129.5  $   49.6  $   48.9
    State. . . . . . . . . . .      5.1       3.2       2.0
    Foreign. . . . . . . . . .     60.1      59.9      54.6
                                -------   -------   -------
                                  194.7     112.7     105.5
                                -------   -------   -------
  Deferred
    U.S. Federal . . . . . . .     33.7     (19.1)    (28.8)
    Foreign. . . . . . . . . .     (3.7)      5.2       2.7
                                -------   -------   -------
                                   30.0     (13.9)    (26.1)
                                -------   -------   -------

    Total income tax provision $  224.7  $   98.8  $   79.4
                                -------   -------   -------
                                -------   -------   -------

Under the provisions of SFAS 109, the tax benefits of loss and credit carryforwards can be recognized in the period they arise if certain realization criteria are met. As a result of these provisions, the tax benefits attributable to approximately $40 million domestic carryforwards and $28 million of foreign carryforwards were reflected in the 1992 charge to earnings referred to above.

Since the Company plans to continue to finance foreign operations and expansion through reinvestment of undistributed earnings of its foreign subsidiaries (approximately $750 million at October 31, 1994), no provisions are generally made for U.S. or additional foreign taxes on such earnings. When the Company identifies exceptions to the general reinvestment policy, additional taxes are provided.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES (CONTINUED)

The following is a reconciliation of income taxes at the U.S. Federal income tax rate (35% for 1994, 34.8% for 1993 and 34% for 1992) to the effective provision for income taxes for continuing operations reflected in the Consolidated Statements of Earnings (in millions):


                                            1994       1993      1992
                                          --------   --------   -------
    Provision for income taxes
      at statutory rates . . . . . . . . $  216.8      96.3      63.7
    Minority interest's share of
      domestic partnership earnings. . .     (3.8)     (7.9)     (3.1)
    Enacted tax rate change. . . . . . .        -      (8.7)        -
    Withholding taxes and
      foreign income taxes
      on branch profits. . . . . . . . .     20.6      16.2      15.1
    Utilization of foreign
      tax credits. . . . . . . . . . . .    (24.8)    (25.2)    (15.1)
    Foreign losses not benefited . . . .     10.4       8.8      12.4
    Foreign taxes in excess of U.S.  . .
      rate on foreign earnings . . . . .      2.2       5.4       2.9
    Additional taxes for
      repatriation of foreign
      earnings . . . . . . . . . . . . .        -       4.1       4.9
    Nondeductible merger expenses. . . .        -       7.9         -
    Book/tax basis differential
      of acquired property . . . . . . .      4.7         -      (1.4)
    Alternative minimum tax credit . . .     (7.3)        -         -
    Book/tax basis differences
      on Western Atlas divesture . . . .     27.5         -         -
    Change in valuation allowance
      attributable to:
        IRI divestiture. . . . . . . . .    (17.5)        -         -
        Baroid domestic operations . . .    (17.3)        -         -
    State and local income taxes,
      net of U.S. Federal income
      tax benefit. . . . . . . . . . . .      3.3       2.1       1.3
    Other. . . . . . . . . . . . . . . .      9.9       (.2)     (1.3)
                                          -------   -------   -------
      Provision for income taxes . . . . $  224.7  $   98.8  $   79.4
                                          -------   -------   -------
                                          -------   -------   -------

Deferred income tax benefits result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The deferred income tax provisions (credits) relate to the following (in millions):

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES (CONTINUED)


                                  1994      1993      1992
                                --------  --------  --------
  Post retirement benefits . . $   (2.8)  $   5.8   $ (11.2)
  Reserve for litigation
    settlement . . . . . .         22.4     (24.3)        -
  Restructuring costs. . . . .     12.3       6.1     (17.3)
  Enacted tax rate change. . .        -      (8.7)        -
  Bad debt . . . . . . . . . .     20.2        .7         -
  Decrease in valuation
    allowance on prior year's
    temporary differences. . .    (34.8)        -         -
  Other items including
    warranty, insurance and
    similar accruals . . . . .     12.7       6.5       2.4
                                -------   -------   -------
      Total deferred taxes . . $   30.0  $  (13.9) $  (26.1)
                                -------   -------   -------
                                -------   -------   -------

The components of the net deferred tax asset as of October 31, were as follows (in millions):


                                            1994      1993
                                          --------  --------
  Deferred tax assets:
    Post retirement benefits . . . . . .  $ 213.6   $ 210.8
    Warranty reserves. . . . . . . . . .     10.4      10.1
    Inventory. . . . . . . . . . . . . .     22.5      34.8
    Restructuring costs. . . . . . . . .       .2      12.5
    Insurance reserves . . . . . . . . .     33.8      36.3
    Bad debt . . . . . . . . . . . . . .      2.8      23.0
    Pension. . . . . . . . . . . . . . .      1.8       6.5
    Deferred compensation. . . . . . . .     18.8      18.7
    Reserve for litigation settlement. .      1.9      24.3
    Net operating loss carryforwards . .     22.6      26.2
    Other items. . . . . . . . . . . . .     21.1      28.1
    Valuation allowance. . . . . . . . .    (21.9)    (54.3)
                                           ------    ------
      Total deferred tax asset . . . . .    327.6     377.0
  Deferred tax liability:
    Depreciation and amortization. . . .    (55.5)    (65.8)
    Other items. . . . . . . . . . . . .     (4.0)     (1.5)
                                           ------    ------
      Total deferred liability . . . . .    (59.5)    (67.3)
                                           ------    ------
  Net deferred tax asset . . . . . . . . $  268.1  $  309.7
                                           ------    ------
                                           ------    ------

At October 31, 1994, the Company had foreign operating loss carryforwards of approximately $60 million that had not been benefited. The tax benefit of these losses is recorded as a deferred tax asset and offset with a corresponding valuation allowance. These losses are available to reduce the future tax

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES (CONTINUED)

liabilities of their respective foreign entity. Approximately $35 million of these losses will carryforward indefinitely while the remaining amounts expire at various dates from 1995 to 2004.

The net change of $32.4 million in the valuation allowance for deferred tax assets relates to reductions in the valuation allowance for the IRI divestiture, the elimination of the Baroid group domestic valuation allowance due to its inclusion in the Dresser Industries, Inc. consolidated income tax return, offset by an increase in the valuation allowance for foreign loss carryforwards.

NOTE I - SHORT-TERM DEBT

Short-term debt at October 31, 1994 consists of $33.1 million of borrowings from U.S. and foreign banks.

The Company has short-term committed U.S. bank lines of credit totaling $125 million. Such lines provide for borrowings at prevailing prime interest rates. The lines of credit may be used by the Company and certain foreign subsidiaries, and include Eurodollars and foreign currencies. The lines of credit may be terminated at the option of the banks or the Company.

Loan arrangements have been established with banks outside the United States, under which the Company's foreign subsidiaries may borrow on an overdraft and short-term note basis. At October 31, 1994 the amount available and unused under these arrangements aggregated $176.5 million.

NOTE J - LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):


                                            1994      1993
                                           -------   -------

  Notes, 6.25%, due 2000 . . . . . . . .  $  300.0   $ 300.0
  Senior notes, 8%, due 2003 . . . . . .     149.1     149.0
  Bank credit facility . . . . . . . . .         -      21.0
  Canadian credit facility, 4.6% . . . .         -       6.9
  Revolving credit facility, 8%. . . . .         -      10.2
  Other loan agreements, 3.5% to
    11.75%, due in installments to
    2002 . . . . . . . . . . . . . . . .      15.0      21.9
                                            ------    ------
                                             464.1     509.0
  Less portion due within one year . . .       3.5      16.8
                                            ------    ------
                                           $ 460.6  $  492.2
                                            ------    ------
                                            ------    ------


                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - LONG-TERM DEBT (CONTINUED)

In June 1993, the Company made a public offering of debt securities in the form of $300.0 million of 6.25% Notes due 2000 from which the Company received $298.2 million in proceeds. The proceeds were used to retire short-term debt that was issued to acquire Bredero Price and TK Valve (See Note C). The interest is payable semi-annually on May 15 and November 15.

During 1992 and 1993, the Company redeemed $195.6 million of Sinking Fund Debentures. Losses totaling $9.8 million were recorded net of taxes of $3.5 million as an extraordinary loss in the 1992 Consolidated Statement of Earnings.

The Company's long-term debt includes $150 million of 8% Senior Notes which Baroid sold in April, 1993 via a public offering. On August 5, 1994, the Company completed a consent solicitation whereby the holders of the Notes consented to certain amendments to the Indenture which conformed various restrictive covenants to the Company's 6.25% notes. In return, Dresser fully and unconditionally guaranteed payment of principal and interest on the Notes.

Baroid entered into a three year reverse interest rate swap beginning May 7, 1993 and ending May 7, 1996. Under terms of the swap agreement, the Company receives a fixed interest payment of 4.9% and pays six-month LIBOR for the prior six months on $150 million. The effect of the reverse interest rate swap is to convert the first three years of the 8% Senior Notes from a fixed rate obligation to a floating rate obligation (composed of a fixed payment of 3.1% plus a floating payment based on six-month LIBOR for the prior six months). If on the date to set the interest rate, six-month LIBOR is less than 4.9%, the Company pays an effective floating rate of less than 8.0% and conversely if six-month LIBOR is greater than 4.9% the Company pays an effective floating rate greater than 8.0%. The effect of the swap is accrued monthly based upon current LIBOR estimates. The swap agreement increased interest expense $1.0 million in 1994 and decreased interest expense $1.2 million in 1993.

Maturities of long-term debt in the fiscal years after October 31, 1994 are as follows (in millions):


      Through 1999 . . . . . . . . . . .  $  10.0
      After 1999 . . . . . . . . . . . .    454.1
                                           ------
                                          $ 464.1
                                           ------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE K - EMPLOYEE INCENTIVE PLANS

STOCK COMPENSATION PLAN

Dresser's 1992 Stock Compensation Plan includes a Stock Option Program, a Restricted Incentive Stock Program and a Performance Stock Unit Program.

The Stock Option Program provides for the granting of options to officers and key employees for purchase of the Company's common shares. The Plan is administered by the Executive Compensation Committee of the Board of Directors, whose members are not eligible for grants under the Plan. No option can be for a term of more than ten years from date of grant. The option price is recommended by the committee, but cannot be less than 100% of the average of the high and low prices of the shares on the New York Stock Exchange on the day the options are granted. The exercise prices for options granted during 1993 and 1994 increase on the annual anniversary dates of grants.

Baroid and Wheatley had performance incentive plans that provided for granting options to purchase common stock. In connection with the merger, Dresser assumed the outstanding options to purchase stock on the same terms and conditions as were applicable under the Baroid and Wheatley plans. Such options were converted into 1.5 million Dresser options upon the closings of the mergers.

Changes in outstanding options during the three years ended October 31, 1994 and options exercisable at October 31, 1994, reflecting assumed Baroid and Wheatley options, are as follows:


  Outstanding at November 1, 1991. . . . . . . . .1,927,860
    Granted at $12.650 to $20.000. . . . . . . . .  496,449
    Exercised at $4.475 to $21.250 . . . . . . . . (200,538)
    Canceled or expired. . . . . . . . . . . . . . (231,853)
                                                  ---------
  Outstanding at October 31, 1992. . . . . . . . .1,991,918
    Adjustment for year-end change . . . . . . . .   56,000
    Granted at $14.375 to $21.000. . . . . . . . .1,692,850
    Exercised at $4.475 to $21.250 . . . . . . . . (348,630)
    Canceled or expired. . . . . . . . . . . . . . (106,373)
                                                  ---------
  Outstanding at October 31, 1993. . . . . . . . .3,285,765
    Granted at $17.375 to $21.000. . . . . . . . .  662,263
    Exercised at $5.583 to $21.980 . . . . . . . . (419,445)
    Canceled or expired. . . . . . . . . . . . . . (475,631)
                                                  ---------
  Outstanding at October 31, 1994. . . . . . . . .3,052,952
                                                  ---------
                                                  ---------
  Exercisable at $4.481 to $26.477 . . . . . . . .1,495,416
                                                  ---------
                                                  ---------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE K - EMPLOYEE INCENTIVE PLANS (CONTINUED)

At October 31, 1994, a total of 8.5 million Dresser common shares were reserved for granting of future options under the 1992 plan.

NOTE L - CAPITAL SHARES

Changes in issued common shares during the three years ended October 31, 1994 are as follows (in thousands):


  Shares at November 1, 1991 . . . . . . . . . . .  180,744
    Issued under employee benefit and
      dividend reinvestment plans. . . . . . . . .       66
                                                    -------
  Shares at October 31, 1992 . . . . . . . . . . .  180,810
    Issued under employee benefit and
      dividend reinvestment plans. . . . . . . . .      152
                                                    -------
  Shares at October 31, 1993 . . . . . . . . . . .  180,962
    Sold in a public offering by Wheatley. . . . .    2,100
    Issued under employee benefit and
      dividend reinvestment plans. . . . . . . . .      986
                                                    -------
  Shares at October 31, 1994 . . . . . . . . . . .  184,048
                                                    -------
                                                    -------

Changes in common shares held in treasury during the three years ended October 31, 1994 are as follows (in thousands):


  Treasury shares at November 1, 1991. . . . . . .    3,498
    Issued in connection with the purchase
      of AVA International . . . . . . . . . . . .   (1,925)
    Issued under benefit and dividend
      reinvestment plans . . . . . . . . . . . . .     (697)
                                                    -------
  Treasury shares at October 31, 1992. . . . . . .      876
    Issued under benefit and dividend
      reinvestment plans . . . . . . . . . . . . .     (686)
                                                    -------
  Treasury shares at October 31, 1993  . . . . . .      190
    Exchanged under benefit and dividend
      reinvestment plans . . . . . . . . . . . . .        6
                                                    -------
  Treasury shares at October 31, 1994  . . . . . .      196
                                                    -------
                                                    -------

PREFERRED STOCK PURCHASE RIGHTS PLAN

The Company has a plan under which it issues one Preferred Stock Purchase Right for each outstanding share of the Company's Common Stock. The Rights expire in 2000 unless they are redeemed earlier.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - CAPITAL SHARES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES

LITIGATION

In 1988, certain individuals purchased from a third party a construction equipment dealership which sold Dresser products. The Company was not a party to the transaction, except to the extent that it was a party to the Distributorship Agreement with the dealership. The dealership was purchased prior to the announcement by the Company of the intent to form the Komatsu Dresser joint

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

venture. The plaintiffs sued the Company claiming that the Company failed to disclose to them its intent to enter into the joint venture and that the value of the dealership, which they subsequently sold at a loss, was impaired by the formation of the joint venture. In April, 1994, the jury returned a verdict awarding the plaintiffs compensatory damages of $6.5 million and punitive damages of $4.0 million. This case has been appealed to the U.S. Court of Appeals, Eleventh Circuit.

The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October 1983 transaction alleging, among other things, that the Company knowingly failed to disclose certain alleged liabilities associated with the hand tool business. The plaintiffs previously had been awarded in arbitration a $1.3 million adjustment to the purchase price paid by them to acquire the division. In May, 1994, the jury returned a verdict awarding the plaintiffs $4 million in compensatory damages and $50 million in punitive damages. On October 13, 1994, the Court ordered a reduction of damages from $54 million to $12 million. The Company filed a notice of appeal on November 7, 1994.

Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with these matters. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

ASBESTOSIS LITIGATION

The Company has approximately 40,000 pending claims (approximately 3,000 new claims filed in fiscal 1994 compared to 12,000 filed in fiscal 1993) in which it is alleged that third parties sustained injuries and damages resulting from inhalation of asbestos fibers used in products manufactured by the Company and its predecessor companies. Approximately half of the pending claims allege injury as a result of exposure to asbestos contained in refractory products with the other half alleging injury as a result of exposure to asbestos gaskets and packings used in other products manufactured by the Company.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ASBESTOSIS LITIGATION (CONTINUED)

Since 1976, the Company has tried, settled or summarily disposed of approximately 19,000 such claims for a total cost of $40 million including legal fees. The Company has entered into agreements with insurance carriers covering approximately 60% of the pending claims, including all refractory claims, approximately 75% of all claims settled, and is in negotiation with insurance carriers for coverage of the remainder of the claims. Management has no reason to believe the carriers will not be able to meet their obligations pursuant to the agreements which based on current estimates is approximately $25 million. Under the agreements, insurance covers approximately 67% of legal fees and any settlements or awards. The net cost to the Company after recoveries from the carriers has been approximately $13 million. Of the 19,000 claims settled, approximately 70% relate to cases involving refractory products. Refractory product claims filed subsequent to July 31, 1992, are the responsibility of INDRESCO Inc. pursuant to an agreement entered into at the time of the spin-off. The Company has provided for the estimated exposure, based on past experience, for the remaining open cases involving refractory products. The Company has also provided for estimated exposure relating to non-refractory product claims. However, the Company has less experience in settling such claims. Generally when settlements have been made, the amounts involved are substantially lower than the claims involving refractory products.

In 1993, the Company sustained an adverse judgment in cases filed by employees of Ingalls Shipyard in Pascagoula, Mississippi. The Company's share of damages awarded in six cases amounted to $3.8 million plus 10% add on for punitive damages. The judgment does not conform to the Company's past experience and was not in accord with the evidence. The case currently is on appeal to the Mississippi Supreme Court. Any ultimate loss would be covered by the agreement with the insurance carriers described above.

On December 19, 1994, the Company sustained an adverse judgement in Baltimore, Maryland in which the Company's share of damages awarded was $.9 million. The trial is not yet concluded. In later stages of the trial the jury will decide the amount of punitive damages. The Company believes there are serious errors in the trial to date and intends to contest final verdicts vigorously on post-trial motions and by appeal if necessary. Any ultimate loss would be covered by the agreement with the insurance carriers described above.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ASBESTOSIS LITIGATION (CONTINUED)

Subsequent to October 31, 1994 and during the first quarter of 1995, approximately 6,000 new non-refractory cases have been filed against the Company in Texas. While no investigation of these cases has occurred due to their recent nature, the Company does not believe they will be different from its other non-refractory cases which have traditionally been settled for substantially less than its refractory cases.

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

QUANTUM CHEMICAL LITIGATION

In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility. Quantum is seeking $200 million in actual damages and punitive damages equal to twice the actual damages claimed. Kellogg has answered denying the claim and has filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud. Discovery has been completed, and a trial date is expected to be set during early 1995. Management believes the Quantum lawsuit is totally without merit and will be resolved without material adverse effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

The Company is identified as a potentially responsible party in 85 Superfund sites. Primary responsibility for nine of these sites was assumed by INDRESCO Inc. The Company has entered into an agreement to settle the Bio-Ecology site for $.9 million, and the agreement is before the Court for approval. At two of the remaining

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL MATTERS (CONTINUED)

sites, Operating Industries and PAB Oil and Chemical, the Company may be responsible for remediation costs currently estimated at between $.3 million and $1 million each. The Company previously has entered into settlements in respect of eighteen Superfund sites at a total cost of $.4 million. Based upon the Company's historical experience with similar claims and management's understanding of the facts and circumstances relating to the sites other than Bio-Ecology, Operating Industries and PAB Oil and Chemical, management believes that the other situations will be resolved without material effect on the Company's financial position or results of operations.

SHAREHOLDER LITIGATION

On December 17, 1993, a shareholder filed a purported class action against Baroid, certain Baroid Directors, and Dresser. The Complaint alleges, among other things, that the directors of Baroid breached their fiduciary duties to Baroid stockholders by approving a merger agreement which provided for the acquisition of Baroid by Dresser at an allegedly inadequate price. Plaintiff charges Dresser with aiding and abetting this alleged breach of fiduciary duty. Plaintiff seeks, among other forms of relief, damages in an unspecified amount. On February 28, 1994, all defendants moved to dismiss the Complaint. To date, plaintiff has not responded to defendant's motion to dismiss. Based upon management's knowledge of the facts and circumstances which gave rise to the action and the contents of the proxy statements furnished to shareholders of both Dresser and Baroid and the overwhelming approval of the merger by shareholders of both companies, management believes the action is totally without merit and will be resolved without material adverse effect on the Company's financial position or results of operations.

OTHER LITIGATION

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER LITIGATION (CONTINUED)

However, based upon the nature of and management's understanding of the facts and circumstances which gave rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

OTHER

The Company and certain subsidiaries are contingently liable as guarantors of obligations aggregating approximately $20 million at October 31, 1994.

Total rental and lease expense charged to earnings was $99.0 million in 1994, $100.4 million in 1993 and $89.4 million in 1992. At October 31, 1994, the aggregate minimum annual obligations under noncancelable leases were: $49.3 million for 1995; $35.3 million for 1996; $21.0 million for 1997; $14.2 million for 1998; $12.4 million for 1999; and $53.0 million for all subsequent years. The lease obligations related primarily to general and sales office space and warehouses.

NOTE N - POSTRETIREMENT BENEFITS

BENEFITS OTHER THAN PENSIONS

The Company sponsors a number of plans providing health and life insurance benefits for retired U.S. bargaining and non-bargaining employees meeting eligibility requirements. Although certain plans are contributory, the Company has generally absorbed the majority of the costs. The Company funds the benefit plans as claims and premiums are paid.

The Company adopted Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS (SFAS
106), for its U.S. benefit plans as of November 1, 1991. The Company elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect as of November 1, 1991, reflected in the Consolidated Statement of Earnings for the year ended October 31, 1992 as cumulative effect of an accounting change, was as follows (in millions, except per share amount):

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - POSTRETIREMENT BENEFITS (CONTINUED)

BENEFITS OTHER THAN PENSIONS (CONTINUED)

     Accrued postretirement benefit. . . . . . . . . . .  $  644.0
     Amount applicable to minority interests . . . . . .    (101.0)
                                                           -------
                                                             543.0
     Income tax benefit. . . . . . . . . . . . . . . . .    (190.0)
                                                           -------
     Decrease in net earnings. . . . . . . . . . . . . .  $  353.0
                                                           -------
                                                           -------
     Decrease in earnings per common share . . . . . . .  $   2.05
                                                           -------
                                                           -------

During 1993, the Company, Dresser-Rand and Ingersoll-Dresser Pump Company adopted amendments to certain postretirement medical benefit plans, primarily the non-union plans. The major amendments included the elimination of benefits for younger employees and the introduction of limits on the amount of future cost increases which will be absorbed by the companies. These amendments resulted in a curtailment gain of $12.8 million which was recognized in 1993 and unrecognized gains of $208.3 million which are being recognized as a reduction in benefit expense on a straight line basis over periods ranging from 12 years to 18 years.

The liability of the U.S. plans at October 31, 1994 and 1993 was as follows (in millions):

                                             1994      1993
                                            -------  --------
  Actuarial present value of accumulated
    postretirement benefit obligation:
      Retirees . . . . . . . . . . . . . .  $ 268.9  $  306.6
      Fully eligible, active plan
        participants . . . . . . . . . . .     43.8      72.0
      Other active plan participants . . .     62.1     121.1
                                             ------   -------
        Total accumulated postretirement
          benefit obligation . . . . . . .    374.8     499.7
      Unamortized gains from plan
        amendments . . . . . . . . . . . .    188.7     198.5
      Unrecognized net gain (loss) . . . .     80.5     (28.2)
                                             ------   -------
  Accrued postretirement benefit liability $  644.0  $  670.0
                                             ------   -------
                                             ------   -------

Accrued compensation and benefits on the Consolidated Balance Sheet include the current portion of the benefit liability.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - POSTRETIREMENT BENEFITS (CONTINUED)

BENEFITS OTHER THAN PENSIONS (CONTINUED)

The net periodic postretirement benefit expense for the years ended October 31, 1994, 1993 and 1992 included the following components (in millions):

                                    1994      1993      1992
                                  -------   -------   --------
  Service cost for benefits
    earned . . . . . . . . . . .  $   4.5   $   7.6   $   11.8
  Interest cost on accumulated
    postretirement benefit
    obligation . . . . . . . . .     27.1      40.4       53.0
  Net amortization of
    unrecognized gain. . . . . .     (15.7)    (9.8)          -
                                  -------   -------    -------
  Net periodic postretirement
    benefit cost*. . . . . . . . $   15.9  $   38.2   $   64.8
                                  -------   -------    -------
                                  -------   -------    -------
  Actual benefits paid . . . . . $   24.8  $   22.1   $   22.7
                                  -------   -------    -------
                                  -------   -------    -------

*Includes $8.1 million in 1994, $14.3 million in 1993 and $20 million in 1992 for Dresser-Rand Company which was not consolidated in 1992.

Assumptions used to calculate the Accumulated Postretirement Benefit Obligation were as follows:

  Discount rate -
    October 31, 1994 . . . . . .     8.25%
    October 31, 1993 . . . . . .      7.0%
    October 31, 1992 . . . . . .      8.5%

  Health care trend rate (weighted based on participant count) -
    October 31, 1994 - 12% for 1994 declining to 5.5% in 2003 and level thereafter.
    October 31, 1993 - 13% for 1993 declining to 5.5% in 2003 and level thereafter.
    October 31, 1992 - 15% for 1992 declining to 6.0% in 2006 and level thereafter.

The above changes in assumptions and changes in circumstances and experience resulted in an unrecognized net gain of $80.5 million at October 31, 1994 and an unrecognized net loss of $(28.2) million at October 31, 1993.

A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of October 31, 1994 by

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - POSTRETIREMENT BENEFITS (CONTINUED)

BENEFITS OTHER THAN PENSIONS (CONTINUED)

approximately $29 million and would increase the net postretirement benefit cost for 1994 by approximately $3 million.

DEFINED BENEFIT PENSION PLANS

The Company has numerous defined benefit pension plans covering certain employees in the United States. The benefits for the U.S. plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. The benefits for the U.S. plans covering the hourly employees are based primarily on years of service. The U.S. plans are funded in accordance with the requirements of applicable laws and regulations. The U.S. plan assets are invested in cash, short-term investments, equities, fixed-income instruments and real estate at October 31, 1994.

The Company has additional defined benefit pension plans for employees outside the United States. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds these plans in amounts sufficient to meet the minimum funding requirements under governmental regulations, plus such additional amounts as the Company may deem appropriate.

The Company recognized a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity. The Company had recorded additional liabilities of $34.5 million and $39.9 million, intangible assets of $21.6 million and $15.9 million, and adjustments to shareholders' equity, net of income taxes, of $7.6 million and $13.8 million as of October 31, 1994 and 1993, respectively.

Pension expense includes the following (in millions):

                                      1994      1993      1992
                                    --------  --------  --------
  Service cost for benefits earned  $   22.8  $   19.4  $   18.2
  Interest cost on projected
    benefit obligation . . . . . .      38.2      36.9      32.7
  Actual return on plan assets . .     (42.0)    (36.0)    (35.0)
  Net amortization and deferral. .       2.5        .7      (1.6)
                                     -------    ------   -------
  Net pension expense. . . . . . .  $   21.5   $  21.0  $   14.3
                                     -------    ------   -------
                                     -------    ------   -------

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - POSTRETIREMENT BENEFITS (CONTINUED)

DEFINED BENEFIT PENSION PLANS (CONTINUED)

Cash contributions to the plans in 1994 were $28.8 million.

The funded status of the plans on the measurement dates of October 31, 1994 and August 1, 1993 was as follows (in millions):

  PLANS (PRIMARILY FOREIGN) WITH ASSETS
    EXCEEDING ACCUMULATED BENEFITS
                                            1994      1993
                                          --------  --------
  Actuarial present value of
    benefit obligations:
     Vested benefit obligation . . . . . $  136.2  $  116.6
                                          -------   -------
                                          -------   -------

     Accumulated benefit obligation. . . $  138.1  $  119.5
                                          -------   -------
                                          -------   -------

  Projected benefit obligation . . . . . $  158.3  $  134.5
  Plan assets at fair value. . . . . . .    236.9     212.6
                                          -------   -------

  Projected benefit obligation
    under plan assets. . . . . . . . . .     78.6      78.1
  Unrecognized net (gain) loss . . . . .    (10.3)    (16.7)
  Prior service cost not yet recognized
    in net periodic pension cost . . . .      2.1       2.0
  Unrecognized transition net asset. . .    (20.3)    (21.1)
                                          -------   -------

  Prepaid pension costs recognized
    as of the measurement dates. . . . . $   50.1   $  42.3
                                          -------   -------
                                          -------   -------

PLANS (PRIMARILY DOMESTIC) WITH
  ACCUMULATED BENEFITS EXCEEDING ASSETS
                                           1994      1993
                                          -------   -------
  Actuarial present value of benefit
    obligations:
     Vested benefit obligation . . . . . $  271.4   $ 268.0
                                          -------   -------
                                          -------   -------

     Accumulated benefit obligation. . . $  288.2   $ 291.8
                                          -------   -------
                                          -------   -------

  Projected benefit obligation . . . . . $  371.6   $ 364.6
  Plan assets at fair value. . . . . . .    230.8     212.8
                                          -------   -------
  Projected benefit obligation
    over plan assets . . . . . . . . . .   (140.8)   (151.8)
  Unrecognized net loss. . . . . . . . .     48.6      56.5
  Prior service cost not yet recognized
    in net periodic pension expense. . .     26.7      24.1
  Unrecognized transition obligation . .      6.9       5.3
  Adjustment required to recognize
    minimum liability. . . . . . . . . .    (34.5)    (39.9)
                                          -------   -------
  Pension liability recognized as of
    the measurement dates. . . . . . . . $  (93.1) $ (105.8)
                                          -------   -------
                                          -------   -------

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - POSTRETIREMENT BENEFITS (CONTINUED)

DEFINED BENEFIT PENSION PLANS (CONTINUED)

On the Consolidated Balance Sheet, "Other assets" include prepaid pension costs and "Accrued compensation and benefits" include the current portion of the pension liabilities.

The actuarial assumptions used in determining funded status of the plans were as follows:

    U.S. PLANS                      1994            1993
                               --------------   ------------
  Discount rate. . . . . .          8.25%           7.0%
  Expected long-term rate of
    return on assets . . .       8.5% to 9.0%   8.5% to 9.0%
  Rate of increase in
    compensation levels. .       3.5% to 5.5%   3.5% to 4.0%

    FOREIGN PLANS                   1994            1993
                               --------------   ------------
  Discount rate. . . . . .      6.5% to 12.5%  5.0% to 10.5%
  Expected long-term rate of
    return on assets . . .      6.0% to 13.5%  7.5% to 12.0%
  Rate of increase in
    compensation levels. .      4.5% to 11.0%  3.0% to 7.5%

DEFINED CONTRIBUTION PLANS

The Company has defined contribution plans for most of its U.S. salaried employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various funds established by the plans. The cost of these plans was $11.7 million, $17.5 million and $11.3 million in 1994, 1993 and 1992, respectively.

POSTEMPLOYMENT BENEFITS

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

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - POSTRETIREMENT BENEFITS (CONTINUED)

POSTEMPLOYMENT BENEFITS (CONTINUED)

The Company will adopt SFAS 112 in the first quarter of 1995, and will incur a charge to earnings of approximately $25 million ($16 million, net of tax or $.09 per share) for the cumulative effect of the accounting change.

NOTE O - SUPPLEMENTARY INFORMATION AND SPECIAL CHARGES

Earnings per common share are based on the average number of common shares outstanding during each period. The average common shares outstanding were
182.8 million in 1994, 180.4 million in 1993 and 178.4 million in 1992. Common stock equivalents do not have a material effect on earnings per share.

Depreciation of property, plant and equipment charged to earnings amounted to $190.7 million in 1994, $189.6 million in 1993 and $133.1 million in 1992. The increase from 1992 to 1993 is primarily due to the consolidation of Dresser-Rand.

Amortization of intangibles was $25.6 million in 1994, $22.2 million in 1993 and $16.1 million in 1992 and is included in selling, engineering, administrative and general expenses.

Research and development costs charged to earnings were $102.5 million in 1994, $98.5 million in 1993 and $31.1 million in 1992. The increases in 1993 costs compared to 1992 costs are primarily due to the consolidation of Dresser-Rand.

The components of other income (deductions), net on the Consolidated Statements of Earnings are as follows (in millions):

                                  1994      1993      1992
                                --------  --------  --------
    Gain on business disposals  $   7.1   $     -   $  18.2
    Retiree medical benefit
      plan changes                    -      12.8         -
    Gains on sales of assets        3.1       4.8         -
    Foreign exchange
      gain (loss)                 (13.6)      1.7     (13.4)
                               --------  --------  --------
                               $   (3.4) $   19.3  $    4.8
                               --------  --------  --------
                               --------  --------  --------

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - SUPPLEMENTARY INFORMATION AND SPECIAL CHARGES (CONTINUED)

Special charges consist of the following (in millions):

                                  1994      1993      1992
                                --------  --------  --------
  Parker & Parsley - insurance
     recovery/litigation
     settlement                 $ (18.4)  $  65.0   $     -
  Drill bit pricing litigation      9.5         -         -
  Restructuring charges             6.2      13.2      70.0
  Merger expenses                  10.7      31.0         -
  Retiree medical plan
     curtailment gain                 -      (4.1)        -
                                -------   -------   -------
                                $   8.0   $ 105.1   $  70.0
                                -------   -------   -------
                                -------   -------   -------

In 1993, the Company recorded expenses of $65.0 million to cover settlement, legal fees and expenses of the Parker & Parsley and related litigation. In April 1994, the Company entered into settlement agreements with certain insurance carriers relating to the $65 million Parker & Parsley settlement. The Company had previously received approximately $13.5 million from other insurance carriers in connection with the litigation. Pursuant to the settlement agreements, the Company received approximately $33.8 million, which, after legal fees and a provision for other potential litigation settlements, resulted in a gain of $18.4 million. Legal actions arising from the same facts in the Parker & Parsley litigation filed by Glyn Snell, et. al., were settled in June 1994, whereby the Company paid $7.5 million in August 1994.

The Company paid $9.5 million in February 1994 for the settlement of drill bit pricing litigation.

In the fourth quarter of 1994, the Company accrued expenses of $6.2 million primarily for personnel reduction costs associated with restructuring its Valve and Controls operations. Of the costs, $2.5 million was paid in 1994 and $3.7 million will be paid in 1995. The Company expects annual cost savings of $7.6 million in 1995 and $9.1 million thereafter.

Also, in the fourth quarter of 1994, the Company recorded expenses associated with the Wheatley merger (See Note C) totaling $10.7 million, including professional fees and costs related to eliminating duplicate facilities.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - SUPPLEMENTARY INFORMATION AND SPECIAL CHARGES (CONTINUED)

In 1993, the Company recorded expenses of $13.2 million for restructuring and termination costs partially offset by a $4.1 million gain from curtailment of retiree medical benefits. The curtailments resulted from employee terminations associated with plant closings. These special charges reduced segment operating profit by $6.9 million and the remaining $67.2 million was reflected as nonsegment expenses.

The 1993 Special Charges also included expenses associated with the Baroid merger (See Notes B and C) totaling $31 million and consisting of the following (in millions):


      Employee severance costs                       $  11.3
      Foreign taxes associated with change of
        ownership. . . . . . . . . . . . . . . . .       8.0
      Professional fees. . . . . . . . . . . . . .       5.0
      Write-off of debt issuance cost. . . . . . .       3.7
      Advisory fees paid to Baroid officers. . . .       3.0
                                                     -------
                                                     $  31.0
                                                     -------
                                                     -------

Baroid's Board of Directors concluded that the Advisory fee of $3 million was warranted in view of the time and service required of certain officers to negotiate and bring about the Merger and the fact that, as a result of their time and service, no investment banker was needed or hired by Baroid to represent Baroid in negotiating the Merger. Such amounts were determined to be reasonable in relation to avoided costs of investment banking fees.

In 1992, the Company recorded expenses totaling $70.0 million. The expenses provided $35.0 million for the restructuring of the pump joint venture, $25.0 million for restructuring and termination costs in other operations, and $10.0 million primarily for the settlement of special warranty claims. The special charges reduced segment earnings of Oilfield Services by $17.1 million and Hydrocarbon Processing Industry by $49.3 million. The remaining $3.6 million was reflected as nonsegment expenses.

NOTE P - DISCONTINUED OPERATIONS

In 1992, the Company decided to dispose of its Environmental Products business and recorded a $12.0 million charge for the estimated costs of disposal and future operating losses. The Company sold its Environmental Products business to FLS Miljo A/S, a Danish company.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE P - DISCONTINUED OPERATIONS

In March 1992, Baroid completed the sale of its Atlas Bradford subsidiary for approximately $10.2 million in cash. In July 1992, Baroid completed the sale of its Shaffer subsidiary for approximately $36 million in cash. Estimated future losses of Atlas Bradford and Shaffer were accrued in the estimated loss on disposition of $16.0 million that was provided for in 1991.

Effective August 1, 1992, the Company divested its industrial products and equipment businesses including its 50% interest in Komatsu Dresser Company. The divestiture/spin-off was accomplished by a distribution of one INDRESCO share for every five shares of the Company's common stock.

The results of operations, net of income taxes, for Environmental Products (including the $12 million charge in 1992) and for the INDRESCO businesses are reported as discontinued operations.

Summarized information on Discontinued Operations is as follows (in millions):

                                            1992
                                         ---------
  Net revenues . . . . . . . . . . . . . $  499.5
                                         --------
                                         --------
  Loss before income taxes . . . . . . . $  (39.2)
  Income tax expense (benefit) . . . . .     (3.9)
                                         --------
    Net loss . . . . . . . . . . . . . . $  (35.3)
                                         --------
                                         --------

NOTE Q - FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments other than long-term debt approximates fair value because of the short maturity of those instruments. The carrying amounts of long-term debt were approximately $33.4 million higher than its fair value at October 31, 1994 and approximately $25.0 million less than its fair value at October 31, 1993. The estimated cost to terminate the interest rate swap (See Note J) was $5.5 million at October 31, 1994. Fair values of the debt and the cost to terminate the interest rate swap were determined by reference to market interest rates.

The Company has cash and cash equivalents held in currencies other than local currencies, and current and future receivables and payables to be settled in currencies other than local currencies. These financial assets, liabilities and commitments create exposure to potential foreign exchange gains and losses arising on future

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE Q - FINANCIAL INSTRUMENTS (CONTINUED)

changes in currency exchange rates. The Company protects against such risks by entering into forward exchange contracts. The Company does not engage in speculation, nor does the Company typically hedge balance sheet exposure. The fair value of foreign exchange contracts is based on year-end quoted rates for contracts with similar terms and maturity dates. At October 31, 1994, the Company had $248 million of forward exchange contracts outstanding, 73% of which were in European currencies, 20% of which were in Japanese Yen, and 7% of which were in other currencies. The fair value of the Company's foreign exchange contracts is not significant.

NOTE R - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

The Company's industry segments are outlined below. See Notes B, D and P for information about the mergers of Dresser, Baroid and Wheatley and changes in joint venture operations.

  OILFIELD SERVICES

  The Segment provides products and services for oil and gas exploration, drilling, production and transmission. Principal products and services of consolidated operations include drilling fluid systems, drill bits, measurement-while-drilling services, directional drilling services, downhole production tools, pipe coating, ball valves and underwater pre-drilling and production services. The Western Atlas unconsolidated joint venture, in which the Company sold its interest in 1994, provided integrated reservoir description services, seismic services, core analysis and wireline logging services.

  HYDROCARBON PROCESSING INDUSTRY

  The Segment designs, manufactures and markets highly engineered products for oil and gas producers, transporters, processors, distributors and users. Principal products, services and systems of consolidated operations include compressors, turbines, generators, electric motors, engines and power systems, valves and controls, instruments, meters, pipe couplings, blowers and gasoline dispensing systems along with related repair services. The Ingersoll-Dresser Pump unconsolidated joint venture provides pumps along with related repair services.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE R - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

  ENGINEERING SERVICES

  The Segment consists of the M. W. Kellogg Company which provides engineering, construction and related services primarily to the hydrocarbon process industries. M.W. Kellogg provides its own proprietary technologies and the advanced technologies of others to facilitate the environmentally acceptable conversion of raw hydrocarbons and other chemicals into value-added end products. Services include the development of processes, engineering design, construction and procurement for energy-related complexes. Kellogg participates in projects involving liquefied natural gas
  (LNG) plants and receiving terminals, refining and petrochemical activities, ammonia/fertilizer facilities and the retrofitting of energy-related complexes for environmental purposes.

Total revenues include sales and services to unaffiliated customers and either intersegment sales and services or intergeographic area sales and services. The intersegment and intergeographic area sales and services are accounted for at prices which approximate arm's length market prices. The intersegment and intergeographic area revenues are eliminated. Revenues also include royalties and share of earnings or losses of unconsolidated affiliates.

Operating profit consists of total revenues less total operating expenses and includes share of earnings or losses from unconsolidated affiliates. General corporate expenses, amortization of acquisition intangibles, interest income and expense, and other income and expenses not identifiable with a segment have been excluded in determining operating profit. Identifiable assets are those assets that are identified with particular segments. Corporate assets are principally cash and cash equivalents and deferred income tax benefits.

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION

The Financial Information by Industry Segment and Geographic Area for the years ended October 31, 1994, 1993 and 1992 is included in Management's Discussion and Analysis included elsewhere in this report and is an integral part of this Note to Consolidated Financial Statements.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         Quarters Ended
                         -------------------------------------------------
                         January 31   April 30     July 31      October 31
                         ----------   --------     -------      ----------
IN MILLIONS, EXCEPT PER SHARE DATA

1994
  Net revenues . . . . . $1,396.2     $1,324.6     $1,193.8     $1,416.1
  Gross earnings . . . .    335.8        314.2        277.8        331.2

    Net earnings . . . . $  195.3(1)  $   54.5     $   30.2     $   81.8(2)
                         --------     --------     --------     --------
                         --------     --------     --------     --------
  Earnings per
    common share . . . . $   1.08     $    .29     $    .16     $    .45
                         --------     --------     --------     --------
                         --------     --------     --------     --------

1993
  Net revenues . . . . . $1,153.3     $1,300.8     $1,313.5     $1,434.7
  Gross earnings . . . .    278.2        342.0        347.0        396.9

    Net earnings . . . . $   24.9     $    9.5     $   45.3     $   53.9(3)
                         --------     --------     --------     --------
                         --------     --------     --------     --------

  Earnings per
    common share . . . . $    .14     $    .05     $    .25     $    .30
                         --------     --------     --------     --------
                         --------     --------     --------     --------

(1) Includes gain on sale of interest in Western Atlas joint venture of $147 million.
(2) Includes gain on sale of interest in IRI International of $22.1 million and Wheatley merger expense of $7.9 million.
(3) Includes expenses incurred for merger of Baroid Corporation of $30.6 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

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

                                  UNDERTAKINGS

     For the purpose of complying with the rules governing registration statements on Form S-8 under the Securities Act of 1933 (as amended effective July 31, 1990), the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 2-76847 (filed April 5, 1982), 2-81536 (filed January 28, 1983), 33-26099 (filed December 21, 1988), 33-30821 (filed August
28, 1989), 33-48165 (filed May 27, 1992), 33-52067 (filed January 28, 1994) and
33-52989 (filed April 6, 1994), and to the Post-Effective Amendments on Form S-8 to Registration Statement on Form S-4 Nos. 33-50563 (filed February 4,
1994) and 33-54099 (filed August 31, 1994):

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1995.

                                        DRESSER INDUSTRIES, INC.


                                        By:  /s/ George H. Juetten
                                             George H. Juetten,
                                             Vice President - Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1994.

                SIGNATURE                                TITLE
                ---------                                -----
   *JOHN J. MURPHY                        Chairman of the Board and Director
   (John J. Murphy)                       (Principal Executive Officer)

   /s/ George H. Juetten                  Vice President - Controller
   (George H. Juetten)                    (Principal Accounting Officer)

   *B. D. ST. JOHN                        Vice Chairman of the Board
   (B. D. St. John)                       (Principal Financial Officer)

   *WILLIAM E. BRADFORD                   *RAY L. HUNT
   (William E. Bradford, Director)        (Ray L. Hunt, Director)

   *SAMUEL B. CASEY, JR.                  *J. LANDIS MARTIN
   (Samuel B. Casey, Jr., Director)       (J. Landis Martin, Director)

   *LAWRENCE S. EAGLEBURGER               *LIONEL H. OLMER
   (Lawrence S. Eagleburger, Director)    (Lionel H. Olmer, Director)

   *RAWLES FULGHAM                        *JAY A. PRECOURT
   (Rawles Fulgham, Director)             (Jay A. Precourt, Director)

   *JOHN A. GAVIN                         *RICHARD W. VIESER
   (John A. Gavin, Director)              (Richard W. Vieser, Director)


   *By: /s/ Stanley E. McGlothlin
   Stanley E. McGlothlin
   (Attorney-In-Fact)

                                    FORM 10-K
                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                           YEAR ENDED OCTOBER 31, 1994
                            DRESSER INDUSTRIES, INC.
                                  DALLAS, TEXAS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent accountants are included in Item 8:
                                                                  Page
                                                                 Number
                                                                 -------

     Report of Independent Accountants . . . . . . . . . . . . . . 34

     Consolidated Statements of Earnings(Loss)--
       Years ended October 31, 1994, 1993, and 1992. . . . . . . . 35

     Consolidated Balance Sheets--
       October 31, 1994 and 1993 . . . . . . . . . . . . . . . . . 36

     Consolidated Statements of Shareholders' Equity--
       Years ended October 31, 1994, 1993 and 1992 . . . . . . . . 38

     Consolidated Statements of Cash Flows--
       Years ended October 31, 1994, 1993, and 1992. . . . . . . . 39

     Notes to Consolidated Financial Statements. . . . . . . . . . 40

The following consolidated financial statement schedule of Dresser Industries, Inc. is included herein:

     Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Separate financial statements are not presented for any of the unconsolidated affiliates because none constitutes a significant subsidiary.

Summarized financial statement information for Ingersoll-Dresser Pump Company (49% owned) and for the other unconsolidated affiliates in the aggregate is presented in Note D to Consolidated Financial Statements included in Item 8.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES

                              (MILLIONS OF DOLLARS)

                                                               Col. C
                                                        ----------------------
            Col. A                            Col. B          Additions           Col. D       Col. E
          ----------                        ----------  ----------------------  -----------  ----------
                                            Balance at  Charged to  Charged to               Balance at
                                            Beginning    Costs and    Other                    End of
         DESCRIPTIONS                       of Period    Expenses    Accounts   Deductions     Period
         ------------                       ----------  ----------  ----------  -----------  ----------
  ALLOWANCE DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY
 Year ended October 31, 1994
   For doubtful receivables classified
     as current assets . . . . . . . . . . . $   33.3    $    6.4  $    1.1     $   10.4 (C)  $   30.4
                                              -------     -------   -------      -------       -------
                                              -------     -------   -------      -------       -------
   For deferred tax asset valuation
     allowance classified as noncurrent
     assets. . . . . . . . . . . . . . . . . $   54.3    $      -  $      -     $   32.4      $   21.9
                                              -------     -------   -------      -------       -------
                                              -------     -------   -------      -------       -------
  Year ended October 31, 1993
   For doubtful receivables classified
     as current assets . . . . . . . . . . . $   27.0    $    7.5  $    5.2 (A) $    6.4 (C)  $   33.3
                                              -------     -------   -------      -------       -------
                                              -------     -------   -------      -------       -------
   For deferred tax asset valuation
     allowance classified as noncurrent
     assets. . . . . . . . . . . . . . . . . $   42.9    $   11.4  $      -     $      -      $   54.3
                                              -------     -------   -------      -------       -------
                                              -------     -------   -------      -------       -------
  Year ended October 31, 1992
   For doubtful receivables classified
     as current assets . . . . . . . . . . . $   22.5    $    7.5  $    2.9 (B) $    5.9 (C)  $   27.0
                                              -------     -------   -------      -------       -------
                                              -------     -------   -------      -------       -------
   For deferred tax asset valuation
     allowance classified as noncurrent
     assets. . . . . . . . . . . . . . . . . $      -    $   42.9  $      -     $      -      $   42.9
                                              -------     -------   -------      -------       -------
                                              -------     -------   -------      -------       -------

Notes:
 (A) Primarily reclassification from other accrued liabilities, and addition of accounts due to acquisition.
 (B) Primarily addition of accounts due to acquisition of additional interest, partially offset by removal of companies accounts contributed to Ingersoll-Dresser Pump Company.
 (C) Receivable write-offs and reclassifications, net of recoveries.

                                INDEX TO EXHIBITS

EXHIBIT                                  DESCRIPTION
- -------                                  -----------

    3.1 Restated Certificate of Incorporation of Registrant and amendments thereto. (Incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K for the year ended October 31, 1991).

    3.2 By-Laws, as amended, of Registrant. (Incorporated by reference to Exhibit 3(b) to Registrant's Form 10-K for the year ended October 31, 1992).

    4.1 Rights Agreement dated August 16, 1990, between Registrant and Harris Trust Company of New York as Rights Agent. (Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on August 30, 1990, as amended by Amendment No.1 on Form 8 filed on October 3, 1990).

    4.2 Form of Indenture between Dresser Industries, Inc. and NationsBank of Texas, N.A., as Trustee, for unsecured debentures, notes and other evidences of indebtedness. (Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 33-59562).


    4.3 Form of Indenture between Baroid Corporation and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003. (Incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-3 of Baroid Corporation, Registration No. 33-60174).


    4.4 Form of Supplemental Indenture between Dresser Industries, Inc., Baroid Corporation and Texas Commerce Bank National Association, as Trustee, for 8% Guaranteed Senior Notes due 2003. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by Baroid Corporation, Registration No. 33-53077).

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

  *10.4 Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as amended by restatement effective May 1, 1994.

   10.5 Incentive Compensation Plan for the Officers and Headquarters Staff of Dresser Industries, Inc. (Incorporated by reference to
               Exhibit 10(g) to Registrant's Form 10-K for the year ended October 31, 1992).


* Filed Herewith

EXHIBIT                                  DESCRIPTION
- -------                                  -----------

   10.6 Dresser Industries, Inc. 1982 Stock Option Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 12, 1982, filed pursuant to Regulation 14A, File No. 1-
               4003).

   10.7 ERISA Excess Benefit Plan for Salaried Employees of Dresser Industries, Inc. and Its Participating Subsidiaries Who Are Not Represented by a Recognized Union, and Amendments No. 1 and 2 thereto. (Incorporated by reference to Exhibit 10(k) to Registrant's Form 10-K for the year ended October 31, 1990).

   10.8 ERISA Compensation Limit Benefit Plan for Executives of Dresser Industries, Inc. (Incorporated by reference to Exhibit 10(l) to Registrant's Form 10-K for the year ended October 31, 1989).

   10.9 Supplemental Executive Retirement Plan for Top Executives of Dresser Industries, Inc., as amended by restatement effective
               May 1, 1992 (renamed Supplemental Executive Retirement Plan of Dresser Industries, Inc. effective August 1, 1993). (Incorporated by reference to Exhibit 10(l) to Registrant's Form 10-K for the year ended October 31, 1992).

  10.10 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (Incorporated by reference to Exhibit
               10.12 to Registrant's Form 10-K for the year ended October 31,
               1993).

  10.11        Dresser Industries, Inc., Performance Stock Unit Plan.
               (Incorporated by reference to Exhibit 10(l) to Registrant's Form 10-K for the year ended October 31, 1985).

  10.12 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as amended. (Incorporated by reference for Exhibit 10(n) to Registrant's Form 10-K/A for the year ended October 31, 1992).

  10.13        Dresser Industries, Inc. 1989 Restricted Incentive Stock Plan.
               (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

  10.14 Dresser Industries, Inc. 1989 Director Retirement Plan, as amended by restatement effective July 15, 1993. (Incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K for the year ended October 31, 1993).



* Filed Herewith

EXHIBIT                                  DESCRIPTION
- -------                                  -----------

  10.15 Form of Election for Deferral of 1989 Director Retirement Plan Awards pursuant to the Dresser Industries, Inc. 1989 Director Retirement Plan. (Incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K for the year ended October 31, 1993).

  10.16 The M. W. Kellogg Company Retirement Plan, and Amendments No. 1, 2 and 3 thereto. (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended October 31, 1990).

  10.17        Amendment No. 4 to The M. W. Kellogg Company Retirement Plan.
               (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended October 31, 1991).

  10.18        The M. W. Kellogg Company Long Term Performance Plan.
               (Incorporated by reference to Exhibit D to Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report).

  10.19 The M. W. Kellogg Company Annual Incentive Plan. (Incorporated by reference to Exhibit C to Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report).

  10.20        Dresser Industries, Inc. 1992 Stock Compensation Plan.
               (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

  10.21 Amendments No.1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report).

  10.22 Dresser-Rand Company President and Chief Executive Officer Fiscal Year 1992 Incentive Plan. (Incorporated by reference to Exhibit 10(v) to Registrant's Form 10-K for the year ended October 31, 1992).

  10.23 Dresser-Rand Company Retirement Savings Plan. (Incorporated by reference to Exhibit 10(x) to Registrant's Form 10-K for the year ended October 31, 1992).

  10.24 Dresser-Rand Company Pension Plan. (Incorporated by reference to Exhibit 10(y) to Registrant's Form 10-K for the year ended October 31, 1992).

  10.25 Dresser Industries, Inc. Deferred Savings Plan. (Incorporated by reference to Exhibit 10(z) to Registrant's Form 10-K for the year ended October 31, 1992).


* Filed Herewith

EXHIBIT                                  DESCRIPTION
- -------                                  -----------

 *10.26        The M. W. Kellogg Company Executive Benefits Program.

  10.27 The 1995 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit B to Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report).

    *21        Subsidiaries of Registrant at October 31, 1994.

    *23        Consent of Price Waterhouse LLP.

    *24        Powers of Attorney.

    *27        Financial Data Schedule.

* Filed Herewith