Form 10-K/A
period 1994-10-31
DRESSER INDUSTRIES INC /DE/
filed 1995-02-06
CIK 30099

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 AMENDMENT NO. 1
                                       to



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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 1995.


                                        DRESSER INDUSTRIES, INC.


                                        By:  /s/ George H. Juetten
                                             George H. Juetten,
                                             Vice President - Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 3, 1995.


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


   10.4 Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as amended by restatement effective May 1, 1994. (Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended October 31, 1994).


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


  10.18        Long Term Performance Plan for Selected Employees of The M.W.
               Kellogg Company. (Incorporated by reference to Exhibit 10(s) to Registrant's Form 10-K for the year ended October 31, 1991).



  10.19 Annual Incentive Plan for Selected Employees of the M.W. Kellogg Company. (Incorporated by reference to Exhibit 10(t) to Registrant's Form 10-K for the year ended October 31, 1991).


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


* Filed Herewith

EXHIBIT                                  DESCRIPTION
- -------                                  -----------


  10.26        The M. W. Kellogg Company Executive Benefits Program.
               (Incorporated by reference to Exhibit 10.26 to Registrant's Form 10-K for the year ended October 31, 1994).


  10.27 The 1995 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit B to Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report).


     21 Subsidiaries of Registrant at October 31 1994. (Incorporated by reference to Exhibit 21 to Registrant's Form 10-K for the year ended October 31, 1994).


    *23        Consent of Price Waterhouse LLP.


     24 Powers of Attorney. (Incorporated by reference to Exhibit 24 to Registrant's Form 10-K for the year ended October 31, 1994).



     27        Financial Data Schedule. (Incorporated by reference to
               Exhibit 27 to Registrant's Form 10-K for the year ended October 31, 1994).


* Filed Herewith