Form 10-Q
period 1995-01-31
DRESSER INDUSTRIES INC /DE/
filed 1995-03-16
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

   (Mark One)
   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         for the quarterly period ended January 31, 1995.

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at February 28, 1995
   Common Stock, par value $.25                            182,240,758

                                       INDEX

                                                                         Page
                                                                        Number

   Part I.   Financial Information

     Management's Representation                                           3
     Condensed Consolidated Statements of Earnings
        for the three months ended January 31, 1995 and 1994               4
     Condensed Consolidated Balance Sheets
        as of January 31, 1995 and October 31, 1994                        5
     Condensed Consolidated Statements of Cash Flows
        for the three months ended January 31, 1995 and 1994               6
     Notes to Condensed Consolidated Financial Statements                7-15
     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             16-20

   Part II. Other Information                                             21

   Signature                                                              21

   Exhibit Index

     Exhibit 27  Financial Data Schedule

                            MANAGEMENT'S REPRESENTATION

   The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and management's discussion and analysis included in Amendment No. 1 on Form 10-K/A dated February 3, 1995 to the Company's 1994 Annual Report on Form 10-K.

   In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of January 31, 1995 and October 31, 1994, the results of operations for the three months ended January 31, 1995 and 1994, and cash flows for the three months ended January 31, 1995 and 1994. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Millions Except per Share Data)
                                                        Three Months Ended
                                                            January 31,
                                                        1995           1994
                                                             (Unaudited)
   Revenues                                          $ 1,300.3      $ 1,396.2
   Cost of sales and services                         (1,018.8)      (1,060.4)
     Gross earnings                                      281.5          335.8

   Selling, engineering, administrative
     and general expenses                               (217.4)        (237.2)
   Special charges                                           -           (9.5)

   Other income (deductions)
     Interest expense, net                                (4.2)          (7.3)
     Gain on sale of interest in
        Western Atlas                                        -          276.7
     Gain on affiliate's public offering                     -           11.0
     Other, net                                              -           (2.1)

     Earnings before items below                          59.9          367.4

   Income taxes                                          (19.8)        (163.3)
   Minority interest                                      (1.5)          (8.8)

     Earnings before accounting change                    38.6          195.3

   Cumulative effect of accounting
     change, net of tax                                  (16.0)             -

     Net earnings                                     $   22.6       $  195.3

   Earnings per common share
     Earnings before accounting change                $    .21       $   1.08
     Cumulative effect of accounting
        change                                            (.09)             -
        Net earnings                                  $    .12       $   1.08

   Cash dividends per common share                    $    .17       $    .17

   Average common shares outstanding                     183.8          181.0

      See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In Millions)
                                                    January 31,    October 31,
               ASSETS                                  1995            1994
   Current Assets                                  (Unaudited)
     Cash and cash equivalents                      $   473.9     $   515.0
     Notes and accounts receivable, net                 805.1         865.8
     Inventories, net                                   655.1         673.1
     Deferred income taxes                               75.2          74.9
     Other current assets                                69.4          68.2
        Total Current Assets                          2,078.7       2,197.0

   Investments in and receivables from
     unconsolidated affiliates                          240.3         240.4
   Intangibles, net                                     663.2         657.4
   Deferred income taxes                                201.7         193.2
   Other assets                                         113.5         106.0

   Property, plant and equipment - at cost            2,243.2       2,245.0
   Less accumulated depreciation                      1,294.6       1,315.4
        Net Property                                    948.6         929.6
          Total Assets                              $ 4,246.0     $ 4,323.6

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
     Short-term debt and current
        portion of long-term debt                    $   36.7     $    36.6
     Accounts payable                                   377.0         361.6
     Contract advances                                  279.8         265.4
     Accrued compensation and benefits                  209.2         230.7
     Income taxes                                        89.4          92.7
     Other current liabilities                          372.6         379.8
        Total Current Liabilities                     1,364.7       1,366.8

   Employee retirement and postemployment
     benefit obligations                                693.9         668.2
   Long-term debt                                       466.9         460.6
   Deferred compensation, insurance
     reserves and other liabilities                     114.5         112.1
   Minority interest                                     50.6          83.6

   Shareholders' Equity
     Common shares                                       46.0          46.0
     Capital in excess of par value                     449.3         448.6
     Retained earnings                                1,172.8       1,212.6
     Cumulative translation adjustments                 (84.2)        (63.1)
     Pension liability adjustment                        (7.5)         (7.6)
                                                      1,576.4       1,636.5
     Less treasury shares, at cost                       21.0           4.2
        Total Shareholders' Equity                    1,555.4       1,632.3
          Total Liabilities and
             Shareholders' Equity                    $4,246.0      $4,323.6


      See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Millions)
                                                        Three Months Ended
                                                            January 31,
                                                         1995         1994
                                                            (Unaudited)
   Cash flows from operating activities:
     Net earnings                                     $   22.6       $  195.3
     Adjustments to reconcile net earnings
        to cash flow:
          Depreciation and amortization                   52.2           54.1
          Cumulative effect of accounting
             change                                       16.0              -
          Earnings from unconsolidated
             affiliates                                   (3.4)          (8.8)
          Cash advanced to partner less
             minority interest provision                 (33.8)          (5.5)
          Gain on sale of interest in
             Western Atlas, net of tax                       -         (147.0)
          Changes in working capital                      26.2           29.4
          Changes in non-current assets and
             liabilities                                  (7.6)         (56.6)

          Net cash provided by operating
            activities                                    72.2           60.9

   Cash flows from investing activities:
     Capital expenditures                                (40.5)         (34.0)
     Business acquisitions                               (34.0)         (74.1)
     Proceeds from sale of interest in
        Western Atlas                                        -          358.0
          Net cash provided (used) by
            investing activities                         (74.5)         249.9

   Cash flows from financing activities:
     Dividends paid                                      (31.3)         (25.5)
     Decrease in short-term debt                          (6.4)        (152.5)
     Increase in long-term debt                            1.7           23.6

        Net cash used by financing activities            (36.0)        (154.4)

   Effect of translation adjustments on cash              (2.8)          (1.3)

   Net increase (decrease) in cash and
     cash equivalents                                    (41.1)         155.1

   Cash and cash equivalents,
     beginning of period                                 515.0          200.1

   Cash and cash equivalents, end of period           $  473.9       $  355.2

      See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note A - Basis of Presentation and Accounting Change

   Wheatley Merger

   On August 5, 1994, the Company merged with Wheatley TXT Corp. (Wheatley). The merger was accounted for as a pooling of interests. The Condensed Consolidated Statement of Earnings and the Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 1994 have been restated to reflect the results of operations and the cash flows of the combined companies as if the merger had occurred on November 1, 1993.

   Accounting Change

   Effective November 1, 1994, the Company changed its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, Employers Accounting for Postemployment Benefits (SFAS
   112). Postemployment benefits include salary continuation, disability, severance pay and health care for former or inactive employees who are not retired. Medical benefits for employees on long-term disability are the most significant of these benefits. SFAS 112 requires accrual of the cost of these benefits currently. The Company had previously accrued the liability for salary continuation but had accounted for the other benefits as benefits were paid.

   The Condensed Consolidated Statement of Earnings for the three months ended January 31, 1995 includes a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share for the cumulative effect of the accounting change.

   Note B - Baroid Financial Information

   On January 21, 1994, a wholly owned subsidiary of Dresser merged with Baroid Corporation (Baroid). The merger was accounted for as a pooling of interests, and the Company's condensed consolidated financial statements for the three months ended January 31, 1994 were prepared as if the merger had occurred on November 1, 1993.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note B - Baroid Financial Information (continued)

   Baroid  has  ceased filing periodic reports with the Securities and Exchange
   Commission.    Baroid's  8%  Senior  Notes remain outstanding and are fully guaranteed by Dresser. As long as the Notes remain outstanding, summarized financial information of Baroid is required as follows (in millions):

                                                    January 31,    October 31,
     Baroid Corporation                                1995           1994

        Current assets                                $  574.8       $  468.9
        Noncurrent assets                                440.1          362.0
          Total                                       $1,014.9       $  830.9

        Current liabilities                           $  259.7       $  229.5
        Noncurrent liabilities                           359.2          281.7
        Shareholders  equity                             396.0          319.7
          Total                                       $1,014.9       $  830.9

                                                        Three Months Ended
                                                            January 31,
                                                        1995           1994

        Revenues                                      $  288.7       $  226.0
        Gross earnings                                $   87.0       $   66.2
        Earnings from operations                      $   24.1       $   26.1
        Other income (deductions)                         (3.5)          (2.6)
        Earnings before taxes
          and minority interests                          20.6           23.5
        Income taxes                                      (6.8)          (8.0)
        Minority interest                                    -            1.1
        Net earnings                                  $   13.8       $   16.6

   Note C - Acquisitions and Divestitures

   The Company acquired Subtec Asia Limited as of November 1, 1994 for a cash purchase price of $34.0 million. Subtec provides underwater technology services primarily to the offshore oil and gas industry. The pro forma effect of this purchase is not significant.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note C - Acquisitions and Divestitures (continued)

   On January 28, 1994, the Company sold its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $358 million in cash and $200 million in 7.5% notes. The 7.5% notes were paid in full in September, 1994. The Company recognized a gain of $275.7 million ($147.0 million net of tax) on the sale.

   Note D - Unconsolidated Affiliated Companies

   The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                                                        Three Months Ended
                                                            January 31,
                                                        1995           1994
     Share of earnings of unconsolidated
        affiliates
          Ingersoll-Dresser Pump (49%
             owned)                                   $    4.1       $    5.3
          Other affiliates                                 (.7)           3.5
                                                      $    3.4       $    8.8

                                                    January 31,    October 31,
                                                       1995           1994

      Investments in and receivables from
        unconsolidated affiliates
          Ingersoll-Dresser Pump (49%
             owned)                                   $  159.8       $  155.1
          Other affiliates                                80.5           85.3
                                                      $  240.3       $  240.4

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note D - Unconsolidated Affiliated Companies (continued)

   Summarized earnings statement information for Ingersoll-Dresser Pump Company is as follows (in millions):

                                                        Three Months Ended
                                                            January 31,
                                                        1995           1994

     Net sales                                        $  208.8       $  197.0
     Gross profit                                     $   58.3       $   49.5
     Earnings before taxes                            $    9.6       $   12.2

   Note E - Inventories

   The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

   Inventories include the following (in millions):

                                                 January 31,       October 31,
                                                     1995             1994
     Finished products and work in
        process                                   $  509.7         $  529.9
     Raw materials and supplies                      145.4            143.2
                                                  $  655.1         $  673.1

   Note F - Special Charges

   In the first quarter of 1994, the Company recorded a special charge of $9.5 million for the settlement of Drill Bit pricing litigation.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note G - Dividends

   On November 17, 1994, the Company declared a quarterly dividend of $.17 per share of common stock payable on December 20, 1994 to shareholders of record on December 1, 1994.

   On January 20, 1995, the Company declared a quarterly dividend of $.17 per share of common stock payable on March 20, 1995 to shareholders of record on March 1, 1995.

   Note H - Litigation and Contingencies

   General Litigation

   The Company continues to be involved in a lawsuit brought by parties who purchased a construction equipment dealership from a third party in 1988. In April, 1994, the jury returned a verdict awarding the plaintiffs compensatory damages of $6.5 million and punitive damages of $4.0 million. This case has been appealed to the U.S. Court of Appeals, Eleventh Circuit.

   The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October, 1983 transaction. In May, 1994, the jury returned a verdict awarding the plaintiffs $4 million in compensatory damages and $50 million in punitive damages. On October 13, 1994, the Court ordered a reduction of damages from $54 million to $12 million. The Company filed a notice of appeal on November 7, 1994.

   Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with these matters. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note H - Litigation and Contingencies (continued)

   Asbestosis Litigation

   The Company has a large number of pending claims in which it is alleged that third parties sustained injuries and damages resulting from inhalation of asbestos fibers used in products manufactured by the Company and its predecessor companies. Approximately half of the pending claims allege injury as a result of exposure to asbestos contained in refractory products with the other half alleging injury as a result of exposure to asbestos gaskets and packings used in other products manufactured by the Company.

   Refractory product claims filed subsequent to July 31, 1992, are the responsibility of INDRESCO Inc. pursuant to an agreement entered into at the time of the spin-off. The Company has provided for the estimated exposure, based on past experience, for the open cases involving refractory products. The Company has also provided for estimated exposure relating to non-refractory product claims. However, the Company has less experience in settling such claims. Generally when settlements have been made, the amounts involved are substantially lower than the claims involving refractory products.

   In 1993, the Company sustained an adverse judgment in cases filed by employees of Ingalls Shipyard in Pascagoula, Mississippi. The Company's share of damages awarded in six cases amounted to $3.8 million plus 10% add on for punitive damages. The judgment does not conform to the Company's past experience and was not in accordance with the evidence. The case currently is on appeal to the Mississippi Supreme Court. Management believes that any ultimate loss would be covered by its agreement with insurance carriers described in Note M to Consolidated Financial Statements in Amendment No. 1 on Form 10-K/A dated February 3, 1995 to the Company's 1994 Annual Report on Form 10-K.

   In December 1994, a jury in Baltimore, Maryland returned a verdict on the liability portion of a consolidated asbestos case and awarded compensatory damages for five trial plaintiffs, including two against the Company's former Refractory Division. On February 9, 1995, the jury returned its verdict in the punitive damages portion of the case, applying a 200% punitive damage multiplier. While the amounts returned by the jury for the two trial plaintiffs are the financial responsibility of INDRESCO Inc.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note H - Litigation and Contingencies (continued)

   Asbestosis Litigation (continued)

   pursuant to the Distribution Agreement under which it was spun off from the Company, the findings, if sustained on appeal, will apply to individuals in the consolidated case whose claims are the responsibility of the Company. These claims, which number approximately 530, will be tried in subsequent mini-trials that will not take place until after the Company has appealed this verdict. The Company believes that it has meritorious arguments on appeal, and intends to proceed vigorously to have the verdict set aside. Management believes that any ultimate loss would be covered by its agreement with insurance carriers described in Note M to Consolidated Financial Statements in Amendment No. 1 on Form 10-K/A dated February 3, 1995 to the Company's 1994 Annual Report on Form 10-K.

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

   Quantum Chemical Litigation

   In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility. Quantum is seeking $200 million in actual damages and punitive damages equal to twice the actual damages claimed. Kellogg has answered denying the claim and has filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud. Discovery has been completed, and a trial date has been set for September 25, 1995. Management believes the Quantum lawsuit is totally without merit and will be resolved without material adverse effect on the Company's financial position or results of operations.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note H - Litigation and Contingencies (continued)

   Environmental Matters

   The Company has been identified as a potentially responsible party in 86 Superfund sites. Primary responsibility for nine of these sites was assumed by INDRESCO Inc. The Company previously has entered into settlements in respect of eighteen Superfund sites at a total cost of $.4 million. Based
   upon   the  Company's  historical  experience  with  similar  claims  and management's understanding of the facts and circumstances, management believes that the situations at the remaining sites will be resolved without material effect on the Company's financial position or results of operations.

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

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 1995
                                    (Unaudited)

   Note I - Information by Industry Segment (In Millions)

                                                       Three Months Ended
                                                           January 31,
                                                        1995           1994
   Revenues
     Oilfield Services                              $  382.6         $  482.8
     Hydrocarbon Processing Industry
        Dresser-Rand                                   290.2            343.5
        Ingersoll-Dresser Pump equity
          earnings                                       4.1              5.3
        Other Operations                               305.3            269.0
                                                       599.6            617.8
     Engineering Services                              318.4            296.0
     Eliminations                                        (.3)             (.4)
        Total revenues                              $1,300.3         $1,396.2

   Operating profit
     Oilfield Services                              $   33.2         $   57.9
     Hydrocarbon Processing Industry
        Dresser-Rand                                     6.0             14.3
        Ingersoll-Dresser Pump                           4.1              5.3
        Other Operations                                34.3             25.5
                                                        44.4             45.1
     Engineering Services
        Operations                                      11.4             17.9
        Gain on Mexican affiliate's
          public offering                                  -             11.0
                                                        11.4             28.9
        Total segment operating profit                  89.0            131.9

   Amortization of acquisition
     intangibles                                        (7.0)            (6.3)
   General corporate expenses                          (17.9)           (18.1)
   Special charges                                         -             (9.5)
   Gain on sale of interest in Western
     Atlas                                                 -            276.7
   Interest expense, net                                (4.2)            (7.3)
     Earnings before taxes, minority
        interest and accounting change              $   59.9         $  367.4

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

   On January 21, 1994, Dresser merged with Baroid Corporation (Baroid). On August 5, 1994, Dresser merged with Wheatley TXT Corp. (Wheatley). The "Company" as used in this discussion refers to Dresser and its subsidiaries including Baroid and Wheatley. The mergers were accounted for as pooling of interests. Financial data, statistical data, financial statements and discussion of financial information included in this report for the quarter ended January 31, 1994 have been prepared as if the mergers had occurred on November 1, 1993.

   Results of Operations - Three Months Ended January 31, 1995 Compared to 1994

   Consolidated Results

   First quarter earnings from operations before an accounting change were $38.6 million or $0.21 per share compared to $48.3 million or $0.28 per share in 1994 excluding the gain on sale of interest in Western Atlas. The decline was principally due to $16.3 million or $0.09 per share from the combined impact of the 1994 earnings of M-I Drilling Fluids, which was sold in February, 1994, and the 1994 gain on a stock offering by an affiliate.

   Effective November 1, 1994, the Company changed its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, Employers Accounting for Postemployment Benefits (SFAS
   112). Postemployment benefits include salary continuation, disability, severance pay and health care for former or inactive employees who are not retired. Medical benefits for employees on long-term disability are the most significant of these benefits. SFAS 112 requires accrual of the cost of these benefits currently. The Company had previously accrued the liability for salary continuation but had accounted for the other benefits as benefits were paid. The Company recorded a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share for the cumulative effect of the accounting change.

   Results of Operations - Three Months Ended January 31, 1995 Compared to 1994 (Continued)

   Consolidated Results (continued)

   Net earnings for the current quarter including the charge for the accounting change were $22.6 million or $0.12 per share. The 1994 quarter's net earnings of $195.3 million or $1.08 per share included $147.0 million or $0.80 per share for the one time gain on sale of the Company's interest in Western Atlas International, Inc.

   First quarter revenues of $1.3 billion were down from $1.4 billion in 1994 primarily due to the 1994 revenues of M-I Drilling Fluids.

   Compared to the first quarter of 1994, consolidated gross earnings were down $54.3 million or 2.5% when expressed as a percentage of revenues. The decrease primarily reflects the impact in 1994 of M-I Drilling Fluids, and lower volume in the pipecoating business and lower current margins in the Engineering Services business both due to the timing of project awards and completions. See the Industry Segment Analysis for additional discussion of each segment.

   Selling, engineering, administrative and general expenses were $19.8 million lower than the prior year quarter primarily due to M-I Drilling Fluids'
   expenses  in  1994.    Special  charges  in  the  1994  quarter were for the
   settlement of Drill Bit pricing litigation.

   The effective income tax rate for the 1995 quarter was 33% compared to 44% in the 1994 quarter. In 1994, a lower tax basis on the investment in
   Western Atlas, compared to the book basis, resulted in a tax charge of $129.7 million or 47% on the gain on sale. The Western Atlas transaction increased the overall rate for the first quarter of 1994 from 37% to 44%. The lower effective rate of 33% for the first quarter of 1995 approximates the effective rate the Company experienced for fiscal year 1994 after adjusting for non-recurring items.

   Minority interest expense was $7.3 million lower primarily due to the sale of M-I Drilling Fluids Company, which had a 36% minority owner and lower Dresser-Rand earnings.

   INDUSTRY SEGMENT ANALYSIS

   See Note I to Condensed Consolidated Financial Statements for details of financial information by industry segment.

   Results of Operations - Three Months Ended January 31, 1995 Compared to 1994 (Continued)

   INDUSTRY SEGMENT ANALYSIS (continued)

   Oilfield Services

   Excluding the 1994 revenues and operating profit of M-I Drilling Fluids, the segment's revenues increased $13.4 million to $382.6 million but operating profit decreased $12.8 million to $33.2 million. The decrease in operating profit was primarily attributable to the Company's pipecoating business, Bredero Price, which experienced significantly lower revenues and operating profit due to a cyclical downturn in the awarding of new projects to replace projects completed in 1994. However, Bredero Price recently announced that it had been awarded a contract worth approximately $300 million during 1996-1999 for a pipecoating project in the North Sea. The Sub Sea underwater engineering operations also had lower operating profit due to completion in 1994 of a significant international contract and a gain in 1994 on the sale of its interest in a Norwegian affiliate.

   The lower Bredero Price revenues were more than offset by higher revenues by the Baroid Drilling Fluids and Sperry-Sun Drilling Services units. Both businesses benefited from strong performances in North America and improved performances in international markets, particularly Latin America.

   Segment revenues and operating profit also benefited from inclusion of three months of Axelson's results in 1995 versus one month in 1994.

   Hydrocarbon Processing Industry

   Dresser-Rand - Revenues of $290.2 million and operating profit of $6.0 million were down $53.3 million and $8.3 million, respectively, from the 1994 quarter for this 51% owned joint venture. The decreases were due to lower sales volumes of complete units and repair parts attributable to a slow-down in the industry. The backlog of orders rose 12% to $738.9 million during the current quarter.

   Ingersoll-Dresser Pump - The Company's equity in earnings of this 49% owned joint venture was $4.1 million compared to $5.3 million in 1994 reflecting higher operating costs in Europe.

   Results of Operations - Three Months Ended January 31, 1995 Compared to 1994 (Continued)

   INDUSTRY SEGMENT ANALYSIS (continued)

   Hydrocarbon Processing Industry (continued)

   Other Operations - Revenues of $305.3 million and operating profit of $34.3 million were up $36.3 million and $8.8 million, respectively, from the 1994 quarter. All seven of the Divisions in these operations had revenue increases due to higher volume, and all but two also had higher operating profit. The Wayne, Waukesha Engine and Valve and Controls divisions had significant increases in revenues and operating profit. Valve and Controls results also included improvements associated with the downsizing in Europe in 1994. Backlog for all these operations increased 4% to $292.1 million at January 31, 1995.

   Engineering Services (M. W. Kellogg Company)

   M. W. Kellogg's revenues in the current quarter were $318.4 million and were $22.4 million higher than a year ago. However, operating profit of $11.4 million was $6.5 million (36%) lower, excluding a gain in 1994 on a stock offering by a Mexican affiliate. The lower profit reflects the timing between the phasing down of several major jobs and the start-up of new jobs. Backlog increased 2 percent in the quarter to $1.7 billion at January 31, 1995.

   Liquidity, Capital Resources and Financial Condition

   The Company's liquidity and overall financial condition remain strong with very little change during the three months ended January 31, 1995. As shown on the statements of cash flows, cash provided by operating activities of $72.2 million was essentially the same as capital expenditures and dividends. Cash and cash equivalents decreased $41.1 million during the quarter primarily due to $34.0 million used for the acquisition of Subtec Asia Limited (see Note C). Long-term debt increased $6.3 million in the quarter due to debt of Subtec.

   The Company's ratio of total debt to total debt and shareholders' equity improved to 24/76 at January 31, 1995 compared to 23/77 at October 31, 1994.

   Liquidity, Capital Resources and Financial Condition (continued)

   Management believes that the cash on hand, cash that will be provided by future operations and existing lines of credit will be adequate to finance known requirements. Management also believes that the Company s strong financial condition and favorable credit ratings will allow the Company to borrow additional funds should the need arise.

   Legal and Environmental Matters

   The Company is currently involved in a number of lawsuits. See Note H to Condensed Consolidated Financial Statements for information on these lawsuits and evaluation of the Company's exposure. The Company has been identified as a potentially responsible part in the number of Superfund sites. Note H to Consolidated Financial Statements also includes a review and evaluation of the claims.

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


   Dated: March 15, 1995

                                   EXHIBIT INDEX


   Exhibit     Description

      27 Financial  Data  Schedule.  (Pursuant to Item 601(c)(iv) of Regulation
         S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or
         Section 18 of the Securities Exchange Act of 1934, as amended.)