Form 10-Q
period 1995-04-30
DRESSER INDUSTRIES INC /DE/
filed 1995-06-13
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended April 30, 1995.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at May 31, 1995
Common Stock, par value $.25                 182,414,545


                              INDEX

                                                                      Page
                                                                     Number

Part I.   Financial Information

   Management's Representation                                       3
   Condensed Consolidated Statements of Earnings
          for the three months and six months ended
          April 30, 1995 and 1994                                    4
   Condensed Consolidated Balance Sheets
          as of April 30, 1995 and October 31, 1994                  5
   Condensed Consolidated Statements of Cash Flows
          for the six months ended April 30, 1995 and 1994           6
   Notes to Condensed Consolidated Financial Statements           7-15
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    16-22

Part II. Other Information

   Item 4: Submission of Matters to a Vote of
                  Security Holders                               23-24

Signature                                                           24

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of April 30, 1995 and October 31, 1994, the results of operations for the three months and the six months ended April 30, 1995 and 1994, and cash flows for the six months ended April 30, 1995 and 1994. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.


            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In Millions Except per Share Data)

                               Three Months Ended          Six Months Ended
                                    April 30,                  April 30,
                                1995        1994          1995           1994
                                     (Unaudited)              (Unaudited)

Revenues                    $ 1,261.2 $ 1,324.5      $ 2,561.5      $ 2,720.7
Cost of sales and services     (965.5) (1,009.9)      (1,984.3)      (2,070.3)
  Gross earnings                295.7     314.6          577.2          650.4

Selling, engineering, administrative
  and general expenses         (219.3)   (233.6)        (436.7)        (470.8)
Special credit, net                 -      18.4              -            8.9

Other income (deductions)
  Interest expense, net          (4.1)     (2.8)          (8.3)         (10.1)
  Gain on sale of interest in
    Western Atlas                   -         -              -          275.7
  Gain on affiliate's public
    offering                        -         -              -           11.0
  Other, net                       .2       1.7             .2             .6

  Earnings before items below    72.5      98.3          132.4          465.7

Income taxes                    (23.9)    (36.6)         (43.7)        (199.9)
Minority interest                (3.5)     (7.1)          (5.0)         (15.9)

  Earnings before accounting
    change                       45.1       54.6          83.7          249.9

Cumulative effect of accounting
  change, net of tax                -          -         (16.0)             -
  Net earnings               $   45.1   $   54.6      $   67.7       $  249.9

Earnings per common share
  Earnings before accounting
    change                   $    .25   $    .29      $    .46       $   1.37
  Cumulative effect of accounting
    change                          -          -          (.09)             -
  Net earnings               $    .25   $    .29      $    .37       $   1.37

Cash dividends per
  common share               $    .17  $    .17       $    .34       $    .34

Average common shares
  outstanding                   182.5     182.6          183.1          181.8

See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Millions)
                                          April 30,   October 31,
            ASSETS                          1995         1994
Current Assets                                  (Unaudited)
  Cash and cash equivalents             $    414.9   $   515.0
  Notes and accounts receivable, net         821.4       865.8
  Inventories, net                           705.4       673.1
  Deferred income taxes                       76.1        74.9
  Other current assets                        79.2        68.2
    Total Current Assets                   2,097.0     2,197.0

Investments in and receivables from
  unconsolidated affiliates                  253.1       240.4
Intangibles, net                             663.3       657.4
Deferred income taxes                        200.9       193.2
Other assets                                 135.2       106.0

Property, plant and equipment - at cost    2,347.9     2,245.0
Less accumulated depreciation              1,356.0     1,315.4
    Net Property                             991.9       929.6
      Total Assets                       $ 4,341.4   $ 4,323.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt and current
    portion of long-term debt            $    31.7   $    36.6
  Accounts payable                           376.9       361.6
  Contract advances                          306.4       265.4
  Accrued compensation and benefits          225.6       230.7
  Income taxes                                91.6        92.7
  Other current liabilities                  368.5       379.8
    Total Current Liabilities              1,400.7     1,366.8

Employee retirement and postemployment
  benefit obligations                        696.7       668.2
Long-term debt                               464.1       460.6
Deferred compensation, insurance
  reserves and other liabilities             103.5       112.1
Minority interest                             58.3        83.6

Shareholders' Equity
  Common shares                               46.1        46.0
  Capital in excess of par value             453.5       448.6
  Retained earnings                        1,218.1     1,212.6
  Cumulative translation adjustments         (49.5)      (63.1)
  Pension liability adjustment                (7.5)       (7.6)
                                           1,660.7     1,636.5
  Less treasury shares, at cost               42.6         4.2
    Total Shareholders' Equity             1,618.1     1,632.3
      Total Liabilities and
        Shareholders' Equity             $ 4,341.4   $ 4,323.6

See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions)
                                               Six Months Ended
                                                   April 30,
                                               1995       1994
                                                 (Unaudited)
Cash flows from operating activities:
  Net earnings                            $    67.7      $ 249.9
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization           101.4        108.1
      Cumulative effect of accounting change   16.0            -
      Earnings from unconsolidated affiliates
        less cash received                     (7.1)        (3.9)
      Gain on sale of interest in
        Western Atlas, net of tax                 -       (146.5)
      Changes in working capital               (6.4)      (121.6)
      Changes in non-current assets and
        liabilities                            13.9         31.3

      Net cash provided by operating
        activities                            185.5        117.3

Cash flows from investing activities:
  Capital expenditures                       (120.3)       (80.0)
  Business acquisitions                       (53.1)       (74.1)
  Proceeds from sale of interest in -
    Western Atlas, net of taxes paid              -        301.8
    M-I Drilling Fluids                           -        160.0
      Net cash (used) provided by
        investing activities                 (173.4)       307.7

Cash flows from financing activities:
  Dividends paid                              (62.2)       (55.3)
  Purchase of common shares for Treasury      (40.1)           -
  Sale of common stock                            -         30.0
  Decrease in short-term debt                  (5.3)      (213.6)
  Decrease in long-term debt                   (7.2)       (24.8)

    Net cash used by financing activities    (114.8)      (263.7)

Effect of translation adjustments on cash       2.6         (1.7)

Net (decrease) increase in cash and
  cash equivalents                           (100.1)       159.6

Cash and cash equivalents,
  beginning of period                         515.0        200.1

Cash and cash equivalents, end of period   $  414.9     $  359.7

See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 1995
                           (Unaudited)

Note A - Basis of Presentation and Accounting Change

Wheatley Merger

On August 5, 1994, the Company merged with Wheatley TXT Corp. (Wheatley). The merger was accounted for as a pooling of interests. The Condensed Consolidated Statement of Earnings for the three months and six months ended April 30, 1994 and the Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 1994 have been restated to reflect the results of operations and the cash flows of the combined companies as if the merger had occurred on November 1, 1993.

Accounting Change

Effective November 1, 1994, the Company changed its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, Employers Accounting for Postemployment Benefits (SFAS 112). Postemployment benefits include salary continuation, disability and health care for former or inactive employees who are not retired. Medical benefits for employees on long-term disability are the most significant of these benefits. SFAS 112 requires accrual of the cost of these benefits currently. The Company had previously accrued the liability for salary continuation but had expensed the other benefits as paid. Annual expense under SFAS 112 for 1995 is not expected to be significantly different from the actual cash payments.

The Condensed Consolidated Statement of Earnings for the six months ended April 30, 1995 includes a charge of $16.0 million
(net of tax of $9.0 million) or $0.09 per share for the cumulative effect of the accounting change.

Note B - Baroid Financial Information

On January 21, 1994, Dresser merged with Baroid Corporation
(Baroid) in a transaction accounted for as a pooling of interests, and the Company's condensed consolidated financial statements for 1994 were prepared as if the merger had occurred on November 1, 1993.

Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding and are fully guaranteed by Dresser. As long as the Notes remain outstanding, summarized financial information of Baroid is required as follows (in millions):

                                   April 30,        October 31,
   Baroid Corporation                1995              1994

    Current assets                   $  667.3       $  468.9
    Noncurrent assets                   461.1          362.0
      Total                          $1,128.4       $  830.9

    Current liabilities              $  387.2       $  229.5
    Noncurrent liabilities              327.4          281.7
    Shareholders' equity                413.8          319.7
      Total                          $1,128.4       $  830.9

                               Three Months Ended   Six Months Ended
                                   April 30,            April 30,
                                1995     1994      1995           1994
    Revenues                 $  303.0 $  213.0  $  592.0       $  439.8
    Gross earnings           $   82.0 $   58.6  $  159.9       $  124.8
    Earnings from operations $   28.9 $   13.6  $   53.0       $   39.7
    Other income (deductions)    (7.9)    (5.6)    (11.4)          (8.2)
    Earnings before taxes
      and minority interests     21.0      8.0      41.6           31.5
    Income taxes                 (6.9)    (3.6)    (13.7)         (11.6)
    Minority interest             (.5)      .3       (.5)           1.4
    Net earnings             $   13.6 $    4.7  $   27.4       $   21.3

Note C - Acquisitions and Divestitures

During November 1994, the Company completed the acquisition of a business in the underwater technology services market for $34.0 million. The proforma effect of the acquisition is not significant.

In April 1995, the Company announced that a preliminary agreement had been reached to acquire Grove S.p.A., a manufacturer of valves and regulators for natural gas and crude oil pipelines, petroleum products and power generation. The transaction closed in June at a purchase price of approximately $160.0 million.

During May 1995, subsequent to the end of the second quarter, the Company completed the acquisition of two additional businesses in the underwater technology services market and one business in the pipe coating market for a combined purchase price of $73.5 million.

On January 28, 1994, the Company sold its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $358 million in cash and $200 million in 7.5% notes. The 7.5% notes were paid in full in September, 1994. The Company recognized a gain of $275.7 million ($146.5 million net of tax) on the sale.

Following the Baroid merger and in accordance with an agreement reached with the Antitrust Division of United States Department of Justice, the Company sold its 64% interest in M-I Drilling Fluids Company to Smith International, Inc. for $160 million in cash effective February 28, 1994. The Company recognized a $2.6 million pre-tax gain on the sale.

Note D - Unconsolidated Affiliated Companies

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                                 Three Months Ended       Six Months Ended
                                     April 30,               April 30,
                                    1995     1994       1995           1994

   Share of earnings of unconsolidated
          affiliates
      Ingersoll-Dresser Pump (49%
        owned)                    $    3.7 $    1.1  $    7.8       $    6.4
      Other affiliates                 4.0      3.8       3.3            7.3
                                  $    7.7 $    4.9  $   11.1       $   13.7

                                    April 30,       October 31,
                                      1995             1994

   Investments in and receivables from
          unconsolidated affiliates

      Ingersoll-Dresser Pump (49%
        owned)                      $ 167.4          $  155.1
      Other affiliates                 85.7              85.3
                                    $ 253.1          $  240.4

Summarized earnings statement information for Ingersoll-Dresser Pump Company is as follows (in millions):

                           Three Months Ended        Six Months Ended
                                April 30,                April 30,
                            1995       1994          1995           1994

  Net sales              $  195.4  $  185.1       $  404.2       $  382.1
  Gross profit           $   44.9  $   37.8       $  103.2       $   87.3
  Earnings before taxes  $    8.8  $    4.6       $   18.4       $   16.8

Note E - Inventories

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                                  April 30,   October 31,
                                                    1995         1994
  Finished products and work in
    process                                       $ 555.7        $ 529.9
  Raw materials and supplies                        149.7          143.2
                                                  $ 705.4        $ 673.1

Note F - Special Credit and Charge

In the second quarter of 1994, the Company recognized a $18.4 million pre-tax gain from the settlement of a coverage dispute with certain insurance carriers regarding the 1993 settlement of the Parker & Parsley litigation. In the first quarter of 1994, the Company recorded a special charge of $9.5 million for the settlement of Drill Bit pricing litigation.

Note G - Dividends

On May 16, 1995, the Company declared a quarterly dividend of $.17 per share of common stock payable on June 20, 1995 to shareholders of record on June 1, 1995.

Note H - Litigation and Contingencies

General Litigation

The Company continues to be involved in a lawsuit brought by parties who purchased a construction equipment dealership from a third party in 1988. In April, 1994, the jury returned a verdict awarding the plaintiffs compensatory damages of $6.5 million and punitive damages of $4.0 million. This case has been appealed.

The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October, 1983 transaction. In May, 1994, the jury returned a verdict awarding the plaintiffs $4 million in compensatory damages and $50 million in punitive damages. On October 13, 1994, the Court ordered a reduction of damages from $54 million to $12 million. This case has been appealed.

Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with these matters. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

Asbestosis Litigation

The Company has a large number of pending claims in which it is alleged that third parties sustained injuries and damages resulting from inhalation of asbestos fibers used in products manufactured by the Company and its predecessor companies. Approximately half of the pending claims allege injury as a result of exposure to asbestos contained in refractory products with the other half alleging injury as a result of exposure to asbestos gaskets and packings and other materials used in products manufactured by the Company.

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

In 1993, the Company sustained an adverse judgment in cases filed by employees of Ingalls Shipyard in Pascagoula, Mississippi. The Company's share of damages awarded in six cases amounted to $3.8 million plus 10% add on for punitive damages. The judgment does not conform to the Company's past experience and was not in accordance with the evidence. The case currently is on appeal to the Mississippi Supreme Court. In December 1994, a jury in
Baltimore, Maryland returned a verdict on the liability portion of a consolidated asbestos case and awarded compensatory damages for five trial plaintiffs, including two against the Company's former Refractory Division. On February 9, 1995, the jury returned its verdict in the punitive damages portion of the case, applying a 200% punitive damage multiplier. While the amounts returned by the jury for the two trial plaintiffs are the financial responsibility of INDRESCO Inc. pursuant to the agreement under which it was spun off from the Company, the findings, if sustained on appeal, will apply to individuals in the consolidated case whose claims are the responsibility of the Company. These claims, which number approximately 530, will be tried in subsequent mini-trials that will not take place until after the Company has appealed this verdict. The Company believes that it has meritorious arguments on appeal, and intends to proceed vigorously to have the verdict set aside. Management believes that any ultimate losses from either the Mississippi or Maryland cases would be covered by its agreements with insurance carriers described in Note M to Consolidated Financial Statements in
Amendment No. 1 on Form 10-K/A dated February 3, 1995 to the
Company's 1994 Annual Report on Form 10-K. Based upon recent experience, the Company has increased its estimated insurance recovery percentage from 67% to 80% of legal fees and any settlements or awards related to refractory products cases.

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

Environmental Matters

The Company has been identified as a potentially responsible party in 88 Superfund sites. Primary responsibility for nine of these sites was assumed by INDRESCO Inc. The Company previously has entered into settlements in respect of eighteen Superfund sites at a total cost of $.4 million. Based upon the Company's historical experience with similar claims and management's understanding of the facts and circumstances, management believes that the situations at the remaining sites will be resolved without material effect on the Company's financial position or results of operations.

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

Note I - Information by Industry Segment (In Millions)

                               Three Months Ended          Six Months Ended
                                    April 30,                 April 30,
                                1995        1994          1995         1994

Revenues
  Oilfield Services            $ 394.7   $ 407.7         $ 777.3    $ 890.5
  Hydrocarbon Processing Industry
    Dresser-Rand                 209.3     284.0           499.5      627.5
    Ingersoll-Dresser Pump equity
      earnings                     3.7       1.1             7.8        6.4
    Other Operations             311.8     294.3           617.1      563.3
                                 524.8     579.4         1,124.4    1,197.2
  Engineering Services           343.1     338.8           661.5      634.8
  Eliminations                    (1.4)     (1.4)           (1.7)      (1.8)
    Total revenues            $1,261.2  $1,324.5        $2,561.5   $2,720.7

Operating profit
  Oilfield Services           $   34.2  $   35.6         $   67.4  $   93.5
  Hydrocarbon Processing Industry
    Dresser-Rand                   6.5      15.7             12.5      30.0
    Ingersoll-Dresser Pump         3.7       1.1              7.8       6.4
    Other Operations              35.6      35.6             69.9      61.1
                                  45.8      52.4             90.2      97.5
  Engineering Services
    Operations                    21.5      17.9             32.9      35.8
    Gain on Mexican affiliate's
      public offering                -         -                -      11.0
                                  21.5      17.9             32.9      46.8

    Total segment operating
      profit                     101.5     105.9            190.5     237.8

Amortization of acquisition
  intangibles                    (6.8)      (7.5)           (13.8)    (13.8)
General corporate expenses      (18.1)     (15.7)           (36.0)    (32.8)
Special credit, net                 -       18.4                -       8.9
Gain on sale of interest in
  Western Atlas                     -          -                -     275.7
Interest expense, net            (4.1)      (2.8)            (8.3)    (10.1)
  Earnings before taxes, minority
    interest and accounting
      change                  $   72.5  $   98.3           $ 132.4   $ 465.7

             MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On January 21, 1994, Dresser merged with Baroid Corporation (Baroid). On August 5, 1994, Dresser merged with Wheatley TXT Corp. (Wheatley). The "Company" as used in this discussion refers to Dresser and its subsidiaries including Baroid and Wheatley.
The mergers were accounted for as poolings of interests.
Financial data, statistical data, financial statements and discussion of financial information included in this report have been prepared as if the mergers had occurred on November 1, 1993.

Results of Operations - Three Months and Six Months Ended April
30, 1995 Compared to 1994

ACCOUNTING CHANGE

Effective November 1, 1994, the Company changed its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, Employers Accounting for Postemployment Benefits (SFAS 112). Postemployment benefits include salary continuation, disability and health care for former or inactive employees who are not retired. Medical benefits for employees on long-term disability are the most significant of these benefits. SFAS 112 requires accrual of the cost of these benefits currently. The Company had previously accrued the liability for salary continuation but had expensed the other benefits as paid. Annual expense under SFAS 112 for 1995 is not expected to be significantly different from the actual cash payments. The Company recorded a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share in the first quarter of 1995 for the cumulative effect of the accounting change.

IMPACT OF UNUSUAL OR NONRECURRING ITEMS

Results of operations for the second quarter and the first six months of 1995 were favorable in comparison to the 1994 periods when several unusual or nonrecurring items are excluded from 1994. A reconciliation and discussion of these items follows:

                                         Three Months Ended Six Months Ended
                                              April 30,        April 30,
                                           1995     1994     1995     1994
                                       (In millions except per share amounts)
          Reported earnings before
                                                                     >
           accounting change           $   45.1 $   54.6 $   83.7 $   249.9
          Unusual or nonrecurring items,
           net of tax:
             Insurance recovery of
               litigation loss                -     11.6        -      11.6
             Gain on affiliate's stock
               offering                       -        -        -      10.0
             M-I Drilling Fluids
               earnings                       -        -        -       6.3
             Drill Bit pricing
               litigation settlement          -        -        -      (6.0)
             Gain on sale of interest
               in Western Atlas               -      (.5)       -     146.5
                                              -     11.1        -     168.4

           Earnings from operations     $  45.1  $  43.5  $  83.7  $   81.5

          Earnings Per Share

          Reported earnings before
           accounting change            $   .25  $   .29  $   .46 $   1.37
          Unusual or nonrecurring items,
           net of tax:
             Insurance recovery of
               litigation loss                -      .06        -      .06
             Gain on affiliate's stock
               offering                       -        -        -      .06
             M-I Drilling Fluids
               earnings                       -        -        -      .03
             Drill Bit pricing
               litigation settlement          -        -        -     (.02)
             Gain on sale of interest
               In Western Atlas               -        -        -      .80
                                              -      .06        -      .93

           Earnings from operations     $   .25  $   .23  $   .46 $    .44

In 1993, the Company settled litigation brought by Parker & Parsley Petroleum Company. In the second quarter of 1994, the Company settled a coverage dispute with certain insurance carriers regarding the Parker & Parsley settlement and recognized a $18.4 million pre-tax gain which was reported as a "Special Credit".

The M. W. Kellogg Company, a wholly-owned subsidiary of the Company, recognized a pre-tax gain of $11.0 million on a public stock offering by an affiliated company in Mexico.

The Company sold its interest in M-I Drilling Fluids Company in
February, 1994 following the merger with Baroid Corporation.

The Company settled litigation concerning Drill Bit pricing and recorded a pre-tax "Special Charge" of $9.5 million in the first quarter of 1994.

The Company sold its interest in Western Atlas International, Inc. in January, 1994 and recognized a pre-tax gain of $275.7 million.

CONSOLIDATED RESULTS

Revenues of $1,261.2 million for the three months and $2,561.5 million were down $63 million or 5% and $159 million or 6% respectively from the 1994 periods. Revenues from M-I Drilling Fluids in 1994 were $38 million in the three months and $147 million in the six months accounting for most of the decreases. Various offsetting revenue changes, which will be covered in the segment discussion, made up the remainder of the net decreases.

Consolidated gross earnings as a percentage of revenues for the second quarters of 1995 and 1994 were essentially the same at 23.4% and 23.8%, respectively. However, the percentage for the six months of 1995 was 22.5% down from 23.9% for the six months in 1994. The decrease primarily reflects the impact in 1994 of M-I Drilling Fluids and the impact in 1995 of lower volume in the pipecoating business, which is higher margin business, and lower margins in Engineering Services. See the Industry Segment Analysis for discussion under each segment.

Selling, engineering, administrative and general expenses were down $14.3 million in the quarter and $34.1 million in the six months primarily due to the expenses of M-I Drilling Fluids in 1994.

The effective income tax rate was 33% for both the three months and the six months of 1995 compared to 37% for the three months and 43% for the six months of 1994. The lower effective rate in 1995 approximates the effective rate the Company experienced for fiscal year 1994, after adjusting for nonrecurring items, and is the Company's current estimate of the annual rate for 1995. In 1994, a lower tax basis on the investment in Western Atlas, compared to the book basis, resulted in a tax charge of $129.7 million or 47% on the gain on sale. The Western Atlas transaction increased the overall rate for the six months of 1994 from 37% to 43%.

Minority interest expense was down $3.6 million for the quarter and $10.9 million for the six months compared to the 1994 periods. The decrease for the quarter was mostly due to lower 1995 earnings of Dresser-Rand (49% minority owned). The decrease for the six months was due to lower 1995 earnings of Dresser-Rand and the 36% minority interest in M-I Drilling Fluids in 1994.

INDUSTRY SEGMENT ANALYSIS

See Note I to Condensed Consolidated Financial Statements for details of financial information by industry segment.

Oilfield Services

Revenues and operating profit for the Oilfield Services segment were as follows (in millions):

                                      Three Months    Six Months
                                       1995   1994   1995   1994

             Revenues -
              Current operations       394.7  369.9  777.3   743.5
              M-I Drilling Fluids*         -   37.8      -   147.0
               Total                   394.7  407.7  777.3   890.5

             Operating profit -
              Current operations        34.2   37.5   67.4    83.5
              M-I Drilling Fluids*         -   (1.9)     -    10.0
               Total                    34.2   35.6   67.4    93.5

             *Sold in February, 1994.

As shown above, current or ongoing operations had higher revenues but lower operating profits in both the 1995 quarter and six months in comparison to 1994. The divisions providing oilfield products and services, led by the Baroid Drilling Fluids and Sperry-Sun Drilling Services divisions, had significantly higher revenues and operating profits in both periods despite a slight decline in global rig count. Baroid Drilling Fluids benefited from strong volume and market share gains in key North American and international markets. Sperry-Sun achieved higher volumes in the U.S. Gulf Coast area, in Canada and in the United Kingdom.

The Bredero Price pipecoating division experienced significantly lower revenues and operating profits in both the quarter and six months. The lower operating profits more than offset the gains by the products and services divisions. Bredero Price has been experiencing a cyclical downturn in business. However, Bredero Price was awarded a $300 million contract in March for a pipecoating project in the North Sea which is encouraging for future years' earnings.

The Sub Sea underwater engineering operations had higher revenues in both the current quarter and six months than in 1994. Sub Sea had higher profits in the current quarter than in 1994 but is still down from 1994 on a year-to-date basis. The six months of 1994 included profits on a significant international contract which was completed in 1994 and a gain on the sale of a Norwegian affiliate.

Hydrocarbon Processing Industry

Dresser-Rand - Revenues and operating profits were down from both the 1994 quarter and six months. The decreases were due to lower sales volumes of complete units and repair parts attributable to a cyclical slow-down in the industry. The backlog of orders rose to $812.8 million at April 30, 1995 which was an increase of 23% from October 31, 1994.

Ingersoll-Dresser Pump - The Company's equity in earnings of this 49% owned joint venture was higher in both the quarter and the six months compared to 1994. IDP is benefiting from internal efficiencies reflecting cost reduction and restructuring programs.

Other Operations - Revenues for both the three months and six months of 1995 were higher than in the 1994 periods. The revenue increases were primarily from the Wayne, Waukesha Engine and Instrument divisions. All divisions in these operations were profitable in the current quarter, and the combined profit was the same as in the 1994 quarter. Operating profit for the six months of 1995 is ahead of 1994 due to the favorable first quarter 1995 results of the Wayne, Waukesha Engine, Instrument and Valve and Controls divisions.

Engineering Services (The M. W. Kellogg Company)

Operating profit for the current quarter was higher than the comparable quarter in 1994 and the first quarter of this year primarily because certain milestones were successfully met on large international contracts which resulted in the recognition of higher profit than previously anticipated. Although revenues were up 4%, operating profit for the six months was down slightly compared to the prior year because certain large, turnkey projects with higher margins represent a smaller percentage of M. W. Kellogg's total revenue this year. This situation will continue for the short term until the benefits of recent orders received are reflected in earnings in 1996 and beyond.

Kellogg's backlog at April 30, 1995 was $1.9 billion, up $.3 billion from October 31, 1994. The increase was primarily due to major new awards in the United States and Uzbekistan.

Liquidity, Capital Resources and Financial Condition

The Company's liquidity and overall financial condition remain strong with no significant changes during the six months. As shown on the statements of cash flows, cash provided by operating activities of $185.5 million was more than adequate to cover capital expenditures and dividends. Cash and cash equivalents decreased $100.1 million during the six months primarily due to $53.1 million used for business acquisitions and $40.1 million to purchase two million shares of the Company's common stock. As noted in Note C to the Condensed Consolidated Financial Statements, the Company completed three acquisitions in May totaling $73.5 million and completed the Grove acquisition in June for approximately $160.0 million. These acquisitions were funded primarily from cash on hand.

The Company's ratio of total debt to total debt and shareholders' equity was 23/77 at April 30, 1995, the same as at October 31, 1994.

Management believes that the cash on hand, cash that will be provided by future operations and existing lines of credit will be adequate to finance known requirements. Management also believes that the Company's strong financial condition and favorable credit ratings will allow the Company to borrow additional funds should the need arise.

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


                   PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of Registrant was held on March 16, 1995.

          (c)   At the Annual Meeting, the shareholders:

                (i) voted to elect, in an uncontested election, thirteen
                    directors of the Company. Each nominee for Director was elected by a vote of the shareholders as follows:

                                                                   Votes
                                                   Votes For    Withheld

                    William E. Bradford          156,800,397     693,160
                    Samuel B. Casey, Jr.         156,765,949     727,608
                    Sylvia A. Earle              153,079,309   4,414,248
                    Lawrence S. Eagleburger      156,697,528     796,029
                    Rawles Fulgham               156,736,372     757,185
                    John Gavin                   156,793,248     700,309
                    Ray L. Hunt                  156,807,043     686,514
                    J. Landis Martin             156,778,737     714,820
                    John J. Murphy               156,786,082     707,475
                    Lionel H. Olmer              156,392,303   1,101,254
                    Jay A. Precourt              156,806,685     686,872
                    Bill D. St. John             156,804,315     689,242
                    Richard W. Vieser            156,765,118     728,439

               (ii) voted upon a proposal to approve amendments to the
                    Dresser Industries, Inc. 1992 Stock Compensation Plan. The proposal was approved by a vote of the shareholders as follows:

                    Votes for                                146,897,937
                    Votes against                              7,772,332
                    Abstentions                                2,823,288
                    Broker nonvotes                                    0

              (iii) voted upon a proposal to approve the 1995 Executive
                    Incentive Compensation Plan. The proposal was approved by a vote of the shareholders as follows:

                    Votes for                                140,566,933
                    Votes against                             14,503,156
                    Abstentions                                2,423,468
                    Broker nonvotes                                    0

               (iv) voted upon a shareholder proposal requesting the
                    Board of Directors commit to uphold the Code of Conduct for Business Operating in South Africa and report to shareholders on its implementation. The proposal was defeated by a vote of the shareholders as follows:

                    Votes for                                 10,081,544
                    Votes against                            117,124,521
                    Abstentions                                9,795,731
                    Broker nonvotes                           20,491,761

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DRESSER INDUSTRIES, INC.




                           By:  /s/George H. Juetten
                                George H. Juetten
                                Vice President - Controller
                                (Principal Accounting Officer)

Dated:  June 13, 1995

                          EXHIBIT INDEX


Exhibit     Description

   27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)