Form 10-Q
period 1995-07-31
DRESSER INDUSTRIES INC /DE/
filed 1995-09-14
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

   (Mark One)
   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1995.

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at August 31, 1995
   Common Stock, par value $.25                             182,519,076

                                       INDEX

                                                                         Page
                                                                        Number

   Part I.   Financial Information
     Management's Representation                                           3
     Condensed Consolidated Statements of Earnings
        for the three months and nine months ended
        July 31, 1995 and 1994                                             4
     Condensed Consolidated Balance Sheets
        as of July 31, 1995 and October 31, 1994                           5
     Condensed Consolidated Statements of Cash Flows
        for the nine months ended July 31, 1995 and 1994                   6
     Notes to Condensed Consolidated Financial Statements               7-16
     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            17-24

   Part II. Other Information                                             25
   Signature                                                              25

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

   In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of July 31, 1995 and October 31, 1994, the results of operations for the three months and the nine months ended July 31, 1995 and 1994, and cash flows for the nine months ended July 31, 1995 and 1994. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Millions Except per Share Data)

                                      Three Months Ended    Nine Months Ended
                                            July 31,             July 31,
                                        1995       1994       1995       1994
                                          (Unaudited)           (Unaudited)

   Revenues                         $1,437.4   $1,193.4   $3,998.9   $3,914.1
   Cost of sales and services       (1,115.3)    (915.4)  (3,099.6)  (2,985.7)
     Gross earnings                    322.1      278.0      899.3      928.4

   Selling, engineering, administrative
     and general expenses             (237.2)    (216.8)    (673.9)    (687.6)
   Special credit, net                     -          -          -        8.9

   Other income (deductions)
     Interest expense, net              (8.1)      (3.9)     (16.4)     (14.0)
     Gain on sale of interest in
        Western Atlas                      -          -          -      275.7
     Gain on affiliate's public
        offering                           -          -          -       11.0
     Other, net                           .2       (2.4)        .4       (1.8)

     Earnings before items below        77.0       54.9      209.4      520.6

   Income taxes                        (25.4)     (15.8)     (69.1)    (215.7)

   Minority interest                    (6.6)      (1.2)     (11.6)     (17.1)

     Earnings before accounting
        change                          45.0       37.9      128.7      287.8

   Cumulative effect of accounting
     change, net of tax                    -          -      (16.0)         -

     Net earnings                   $   45.0   $   37.9    $ 112.7    $ 287.8

   Earnings per common share
     Earnings before accounting
        change                      $    .25   $    .21    $   .71    $  1.58
     Cumulative effect of accounting
        change                             -          -       (.09)         -
        Net earnings                $    .25   $    .21    $   .62    $  1.58

   Cash dividends per common share  $    .17   $    .17    $   .51    $   .49

   Average common shares outstanding   182.4      183.7      182.9      182.4

      See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In Millions)

                                                      July 31,     October 31,
               ASSETS                                  1995            1994
   Current Assets                                  (Unaudited)
     Cash and cash equivalents                      $    252.2     $   515.0
     Notes and accounts receivable, net                  917.6         865.8
     Inventories, net                                    787.5         673.1
     Deferred income taxes                                76.2          74.9
     Other current assets                                 75.9          68.2
        Total Current Assets                           2,109.4       2,197.0

   Investments in and receivables from
     unconsolidated affiliates                           258.2         240.4
   Intangibles, net                                      841.0         657.4
   Deferred income taxes                                 199.9         193.2
   Other assets                                          145.6         106.0

   Property, plant and equipment - at cost             2,515.1       2,245.0
   Less accumulated depreciation                       1,425.8       1,315.4
        Net Property                                   1,089.3         929.6
          Total Assets                               $ 4,643.4     $ 4,323.6

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
     Short-term debt and current
        portion of long-term debt                   $    202.6     $    36.6
     Accounts payable                                    502.6         361.6
     Contract advances                                   303.1         265.4
     Accrued compensation and benefits                   237.2         230.7
     Income taxes                                        102.6          92.7
     Other current liabilities                           363.4         379.8
        Total Current Liabilities                      1,711.5       1,366.8

   Employee retirement and postemployment
     benefit obligations                                 691.2         668.2
   Long-term debt                                        463.8         460.6
   Deferred compensation, insurance
     reserves and other liabilities                      109.6         112.1
   Minority interest                                      71.1          83.6

   Shareholders' Equity
     Common shares                                        46.1          46.0
     Capital in excess of par value                      453.2         448.6
     Retained earnings                                 1,201.0       1,212.6
     Cumulative translation adjustments                  (56.5)        (63.1)
     Pension liability adjustment                         (7.5)         (7.6)
                                                       1,636.3       1,636.5
     Less treasury shares, at cost                        40.1           4.2
        Total Shareholders' Equity                     1,596.2       1,632.3
          Total Liabilities and
             Shareholders' Equity                    $ 4,643.4     $ 4,323.6

      See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Millions)

                                                         Nine Months Ended
                                                             July 31,
                                                         1995         1994
                                                             (Unaudited)
   Cash flows from operating activities:
     Net earnings                                    $ 112.7       $  287.8
     Adjustments to reconcile net earnings
        to cash flow:
          Depreciation and amortization                152.2          164.2
          Cumulative effect of accounting change        16.0              -
          Minority interest provision                   11.6           17.1
          Gain on sale of interest in
             Western Atlas, net of tax                     -         (146.5)
          Changes in working capital                   (34.6)         (79.5)
          Changes in non-current assets and
             liabilities                                 4.1            2.0

          Net cash provided by operating
            activities                                 262.0          245.1

   Cash flows from investing activities:
     Capital expenditures                             (193.3)        (120.5)
     Business acquisitions including debt
        repayments                                    (325.7)         (74.1)
     Cash of acquired businesses                         8.6              -
     Proceeds from sale of interest in -
        Western Atlas, net of taxes paid                   -          251.8
        M-I Drilling Fluids                                -          160.0
          Net cash (used) provided by
            investing activities                      (510.4)         217.2

   Cash flows from financing activities:
     Dividends paid                                    (93.2)         (85.3)
     Purchase of common shares for Treasury            (40.1)             -
     Sale of common stock                                  -           30.0
     Increase (decrease) in short-term debt            129.9         (248.1)
     Decrease in long-term debt                        (13.2)         (10.7)

        Net cash used by financing activities          (16.6)        (314.1)

   Effect of translation adjustments on cash             2.2            1.2

   Net (decrease) increase in cash and
     cash equivalents                                 (262.8)         149.4

   Cash and cash equivalents,
     beginning of period                               515.0          200.1

   Cash and cash equivalents, end of period          $ 252.2        $ 349.5

      See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   July 31, 1995
                                    (Unaudited)

   Note A - Basis of Presentation and Accounting Change

   Wheatley Merger

   On  August  5,  1994, the Company merged with Wheatley TXT Corp. (Wheatley).
   The  merger  was  accounted  for  as  a pooling of interests.  The Condensed
   Consolidated  Statement  of  Earnings  for  the three months and nine months ended  July  31, 1994 and the Condensed Consolidated Statement of Cash Flows
   for  the  nine  months ended July 31, 1994 have been restated to reflect the
   results of operations and the cash flows of the combined companies as if the merger had occurred on November 1, 1993.

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

   The Condensed Consolidated Statement of Earnings for the nine months ended July 31, 1995 includes a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share for the cumulative effect of the accounting change.

   Note B - Baroid Financial Information

   On January 21, 1994, Dresser merged with Baroid Corporation. Subsequent to the merger, Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding and are fully guaranteed by Dresser. As long as the Notes remain outstanding, summarized financial information of Baroid is required as follows (in millions):

                                        July 31,     October 31,
     Baroid Corporation                   1995           1994

        Current assets                 $  665.5       $  468.9
        Noncurrent assets                 516.9          362.0
          Total                        $1,182.4       $  830.9

        Current liabilities            $  389.7       $  229.5
        Noncurrent liabilities            359.1          281.7
        Shareholders' equity              433.6          319.7
          Total                        $1,182.4       $  830.9

                                       Three Months Ended    Nine Months Ended
                                             July 31,             July 31,
                                        1995       1994       1995       1994

        Revenues                     $  355.8   $  225.6   $  947.8   $  662.6
        Gross earnings               $   95.6   $   66.2   $  255.5   $  182.9
        Earnings from operations     $   34.8   $   17.6   $   87.8   $   56.0
        Other income (deductions)        (4.9)      (5.6)     (13.6)     (11.7)
        Earnings before taxes
          and minority interests         29.9       12.0       74.2       44.3
        Income taxes                     (9.9)      (3.6)     (24.5)     (15.5)
        Minority interest                  .1        (.6)       (.4)        .9
        Net earnings                 $   20.1   $    7.8   $   49.3   $   29.7

   Note C - Acquisitions and Divestitures

   Effective June 8, 1995, the Company acquired all the outstanding shares of Grove S.p.A. (Grove), an Italian corporation, for a consideration of $157.7 million in cash. Grove is a multinational company engaged in the production of oilfield valves and regulators.

   On November 15, 1994, the Company acquired Subtec Asia Ltd. (Subtec), a Sharjah, United Arab Emirates company, which provides underwater technology services primarily to the offshore oil and gas industry, for approximately $34.0 million in cash. On May 2, 1995, the Company acquired the North Sea remotely operated vehicle business of NSA/HMB Group (North Sea Assets) for approximately $30.4 million in cash. On May 5, 1995, the Company acquired Wellstream Company L.P. (Wellstream), a partnership engaged in the production of high pressure flexible pipe and riser systems for $33.0 million in cash. Also, the Company acquired Energy Coatings Company (Energy Coatings) on May 5, 1995 and Pipeline Coating, Inc. (Pipeline Coating) on July 1, 1995 for a total of approximately $13.6 million in cash. These last two companies perform pipe coating services.

   The above acquisitions were accounted for as purchases, and their results of operations are included in the Condensed Consolidated Statement of Earnings from the acquisition dates. The purchase prices exceeded the value of the net assets acquired by approximately $192.0 million. The excess is included in intangibles in the Condensed Consolidated Balance Sheet and is being amortized on a straight-line basis over 40 years. The pro forma effect of these acquisitions is not material.

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

   Note D - Unconsolidated Affiliated Companies

   The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                                      Three Months Ended    Nine Months Ended
                                             July 31,             July 31,
                                        1995       1994       1995       1994

     Share of earnings of
        unconsolidated affiliates
          Ingersoll-Dresser Pump (49%
             owned)                  $    3.0   $     .4   $   10.8   $    6.8
          Other affiliates               (1.5)       4.2        1.8       11.5
                                     $    1.5   $    4.6   $   12.6   $   18.3

                                                 July 31,  October 31,
                                                   1995        1994
     Investments in and receivables from
        unconsolidated affiliates
          Ingersoll-Dresser Pump (49%
             owned)                               $  175.0   $  155.1
          Other affiliates                            83.2       85.3
                                                  $  258.2   $  240.4

   Summarized earnings statement information for Ingersoll-Dresser Pump Company is as follows (in millions):

                                      Three Months Ended    Nine Months Ended
                                            July 31,              July 31,
                                        1995       1994       1995       1994

     Net sales                       $ 196.7    $ 190.4    $ 600.9    $ 572.5
     Gross profit                    $  44.7    $  40.7    $ 147.9    $ 128.0
     Earnings before taxes           $   7.3    $   3.3    $  25.7    $  20.1

   Note E - Inventories

   The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories. Inventories under the LIFO method are approximately 15% of total inventories.

   Inventories include the following (in millions):

                                                    July 31,       October 31,
                                                     1995             1994
     Finished products and work in
        process                                     $ 622.3          $ 529.9
     Raw materials and supplies                       165.2            143.2
                                                    $ 787.5          $ 673.1

   Note F - Special Credit and Charge

   In 1993, the Company settled litigation brought by Parker & Parsley Petroleum Company. In the second quarter of 1994, the Company recognized a $18.4 million pre-tax gain from the settlement of a coverage dispute with certain insurance carriers regarding the litigation settlement. In the first quarter of 1994, the Company recorded a special charge of $9.5 million for the settlement of Drill Bit pricing litigation.

   Note G - Dividends

   On July 20, 1995, the Company declared a quarterly dividend of $.17 per share of common stock payable on September 20, 1995 to shareholders of record on September 1, 1995.

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

   Refractory product claims filed subsequent to July 31, 1992, are the responsibility of INDRESCO Inc. pursuant to an agreement entered into at the time of the spin-off of refractory product operations to Dresser shareholders. The Company has provided for the estimated exposure, based on past experience, for the open cases involving refractory products. The Company has also provided for estimated exposure relating to non-refractory product claims. However, the Company has less experience in settling such claims. Generally when settlements have been made, the amounts involved are substantially lower than the claims involving refractory products.

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

   During the current quarter, the Baltimore Court overturned the jury's verdict both as to any Company responsibility for the asbestos illnesses of the two individual trial plaintiffs and the punitive damage multiplier for the two plaintiffs and future claimants. Plaintiffs have appealed the Courts' ruling. The Court did sustain the jury's findings that the Company was negligent in using asbestos in its products and in addition is responsible for any injury caused by exposure to those products on a strict liability basis. These findings, which the Company has appealed, would apply to additional claimants, each of whom would have to establish in a future mini-trial both the existence of an asbestos-related disease and that the Company's products were a substantial cause of that disease.

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

   Quantum Chemical Litigation

   In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility. Quantum is seeking $200 million in actual damages and punitive damages equal to twice the actual damages claimed. Kellogg has answered denying the claim and has filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud. Discovery has been completed, and a trial date has been set for October 2, 1995. Management believes the Quantum lawsuit is totally without merit and will be resolved without material adverse effect on the Company's financial position or results of operations.

   Environmental Matters

   The  Company  has  been  identified as a potentially responsible party in 88
   Superfund sites.  Primary responsibility for nine of these sites was assumed by  INDRESCO  Inc. The Company has entered into settlements in respect of 25
   Superfund  sites  at a total cost of $1.4 million.  Based upon the Company's historical  experience with similar claims and management's understanding of the  facts and circumstances, management believes that the situations at the
   54 remaining sites will be resolved without material effect on the Company's
   financial position or results of operations.

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

   Note I - Information by Industry Segment (In Millions)

                                      Three Months Ended     Nine Months Ended
                                            July 31,              July 31,
                                        1995       1994       1995       1994
   Revenues
     Oilfield Services Industry
        Drilling and Production
          Operations                 $  371.7   $  286.7   $1,026.0   $  981.9
        Kellogg Oil and Gas Services    102.6       96.9      225.6      292.2
                                        474.3      383.6    1,251.6    1,274.1
     Hydrocarbon Processing Industry
        Dresser-Rand                    262.5      260.5      762.0      888.0
        Ingersoll-Dresser Pump
          Equity Earnings                 3.0         .4       10.8        6.8
        Other Operations                312.6      282.0      929.7      845.3
                                        578.1      542.9    1,702.5    1,740.1
     Engineering Services
        M. W. Kellogg Operations       393.9      268.0    1,055.4      902.8
     Eliminations                        (8.9)      (1.1)     (10.6)      (2.9)
        Total revenues               $1,437.4   $1,193.4   $3,998.9   $3,914.1

   Operating Profit
     Oilfield Services Industry
        Drilling and Production
          Operations                 $   40.2   $   20.4   $  107.1   $   78.8
        Kellogg Oil and Gas Services      6.3       10.9        6.8       46.0
                                         46.5       31.3      113.9      124.8
     Hydrocarbon Processing Industry
        Dresser-Rand                     17.4        4.4       29.9       34.4
        Ingersoll-Dresser Pump            3.0         .4       10.8        6.8
        Other Operations                 29.5       32.8       99.4       93.9
                                         49.9       37.6      140.1      135.1
     Engineering Services
        M. W. Kellogg Operations         15.8       15.9       48.7       51.7
        Gain on Mexican affiliate's
          public offering                   -          -          -       11.0
                                         15.8       15.9       48.7       62.7

        Total segment operating profit  112.2       84.8      302.7      322.6

   Amortization of acquisition
     intangibles                         (7.5)      (7.0)     (21.3)     (20.8)
   General corporate expenses           (19.6)     (19.0)     (55.6)     (51.8)
   Special credit, net                      -          -          -        8.9
   Gain on sale of interest in
     Western Atlas                          -          -          -      275.7
   Interest expense, net                 (8.1)      (3.9)     (16.4)     (14.0)
     Earnings before taxes,
     minority interest and
     accounting change               $   77.0   $   54.9    $ 209.4    $ 520.6

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

   Results of Operations - Three Months and Nine Months Ended July 31, 1995 Compared to 1994

   ACCOUNTING CHANGE

   The Company recorded a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share in the first quarter of 1995 for the cumulative effect of changing its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, Employers Accounting for
   Postemployment  Benefits.   See Note A to Condensed Consolidated Financial
   Statements for more information.

   IMPACT OF UNUSUAL OR NONRECURRING ITEMS

   Results of operations for the first nine months of 1995 were favorable in comparison to the 1994 period when several unusual or nonrecurring items that occurred in the first six months of 1994 are excluded from 1994. A reconciliation and discussion of these items follows:

                                                          Nine Months Ended
                                                               July 31,
                                                           1995       1994

      (In millions except per share amounts)
      Reported earnings before accounting change         $ 128.7  $   287.8
      Unusual or nonrecurring items, net of tax:
         Insurance recovery of litigation loss                 -       11.6
         Gain on affiliate's stock offering                    -       10.0
         M-I Drilling Fluids earnings                          -        6.3
         Drill Bit pricing litigation settlement               -       (6.0)
         Gain on sale of interest in Western Atlas             -      146.5
                                                               -      168.4

        Earnings from operations                         $ 128.7    $ 119.4

      Earnings Per Share

      Reported earnings before accounting change         $   .71    $  1.58
      Unusual or nonrecurring items, net of tax:
         Insurance recovery of litigation loss                 -        .06
         Gain on affiliate's stock offering                    -        .06
         M-I Drilling Fluids earnings                          -        .03
         Drill Bit pricing litigation settlement               -       (.02)
         Gain on sale of interest in Western Atlas             -        .80
                                                               -        .93

        Earnings from operations                         $   .71    $   .65

   In 1993, the Company settled litigation brought by Parker & Parsley Petroleum Company. In the second quarter of 1994, the Company settled a coverage dispute with certain insurance carriers regarding the litigation settlement and recognized a $18.4 million pre-tax gain which was reported as a " Special Credit".

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

   CONSOLIDATED RESULTS

   Net earnings for the three months increased 19% to $45.0 million, or $.25 per share, from $37.9 million, or $.21 per share, a year ago. As noted above, nine month net earnings before an accounting change were $128.7 million or $.71 per share in 1995, up 8% from $119.4 million, or $.65 per share excluding unusual or nonrecurring items from 1994.

   Revenues  of $1,437.4 million for the three months were up $244.0 million or
   20%  from  a  year  ago.    Revenues for the nine months of 1995 of $3,998.9
   million  were  up $231.8 million or 6% from 1994 excluding $147.0 million of
   M-I  Drilling  Fluids revenues for the four months ended February 1994.  The revenue  increases  in the three months were primarily attributable to M. W.
   Kellogg  engineering  services,  Baroid Drilling Fluids, Sperry-Sun Drilling
   Services and Sub Sea underwater engineering operations.  In the nine months, revenue  increases  by  M.  W.  Kellogg,  Baroid Drilling Fluids, Sperry-Sun
   Drilling  Services,  Sub  Sea,  Valve  and  Controls,  Wayne  and Instrument
   divisions  more  than  offset  large  decreases  by Dresser-Rand and Bredero
   Price.

   Consolidated gross earnings as a percentage of revenues were 22.4% and 22.5% for the three months and nine months ended July 31, 1995, respectively, and were down approximately 1% from the 1994 periods. The decreases for the quarter and the nine months reflect lower margins in the M. W. Kellogg engineering services business. See discussion under Industry Segment Analysis for more information. The decrease for the nine months also reflects the impact in 1994 of M-I Drilling Fluids.

   Selling, engineering, administrative and general expenses were up $20.4 million in the quarter but were down $13.7 million in the nine months. The increase for the quarter reflects the expenses of acquired businesses and increased expenses by M. W. Kellogg in connection with increased bid activity. The nine month decrease is primarily attributable to the 1994 expenses of M-I Drilling Fluids offset by the 1995 expenses of acquired businesses.

   The effective income tax rate was 33% for both the three months and the nine months of 1995 compared to 29% for the three months and 41% for the nine months of 1994. The lower effective rate in 1995 approximates the effective rate the Company experienced for fiscal year 1994, after adjusting for nonrecurring items, and is the Company's current estimate of the annual rate for 1995. In 1994, a lower tax basis on the investment in Western Atlas, compared to the book basis, resulted in a tax charge of $129.7 million or 47% on the gain on sale. The Western Atlas transaction increased the overall rate for the nine months of 1994 from 37% to 41%.

   Minority interest was up $5.4 million for the quarter but down $5.5 million for the nine months compared to the 1994 periods. The increase for the quarter was mostly due to higher 1995 earnings of Dresser-Rand (49% minority owned). The decrease for the nine months was due to lower 1995 earnings of Dresser-Rand and the 36% minority interest in M-I Drilling Fluids in 1994.

   INDUSTRY SEGMENT ANALYSIS

   See Note I to Condensed Consolidated Financial Statements for details of financial information by industry segment.

   Oilfield Services

   During the third quarter, the Company reorganized its Oilfield Services businesses into two groups. The divisions that provide basic oilfield products and services became known as Drilling and Production Operations. The Company formed Kellogg Oil and Gas Services consisting of the Bredero Price pipecoating and Sub Sea underwater engineering operations. The new Kellogg Oil and Gas Services organization represents an important new strategy to benefit from anticipated growth in subsea completion and transmission markets.

   In the three months, the Drilling and Production Operations had operating profits of $40.2 million and revenues of $371.7 million, up 97% and 30%, respectively, from the 1994 quarter. Excluding M-I Drilling Fluids operating profit of $10.0 million and revenues of $147.0 million in the first four months of 1994, the Drilling and Production Operations' nine month operating profits of $107.1 million and revenues of $1,026.0 million were up 56% and 23%, respectively, from 1994. The largest gains came from Baroid Drilling Fluids and Sperry-Sun Drilling Services, both of which achieved record results reflecting increased volume in most major markets, particularly in the Gulf of Mexico, Latin America and the North Sea. Security DBS and Dresser Oil Tools also showed improvements over the 1994 periods reflecting the benefits of major restructuring programs. All these gains were achieved despite a small decline in the worldwide rig count.

   During the quarter, the Company acquired Grove S.p.A., a multinational Italian company that manufactures oilfield valves and regulators. Grove, which has annual revenues of approximately $150 million, has been combined with the Company's Wheatley Valve and TK Valve businesses to form the Dresser Energy Valve Division which is now one of the world's largest manufacturers of valves for oilfield and pipeline applications.

   The Bredero Price pipecoating division experienced significantly lower operating profits and revenues in both the quarter and nine months. Bredero Price has been experiencing a cyclical downturn in business. Bredero Price's current backlog of $426 million is up from $78 million at October 31, 1994. The increase is principally due to a $300 million contract for a pipecoating project in the North Sea. The contract will be performed over the next three or four years.

   The Sub Sea underwater engineering operations had higher operating profits and revenues in both the quarter and the nine months than in 1994. Sub Sea was favorably impacted by conditions in the Gulf of Mexico as well as the North Sea and by three business acquisitions. The acquisitions have annual revenues of approximately $100 million.

   Hydrocarbon Processing Industry

   Dresser-Rand - Operating profits of $17.4 million for the three months increased $13.0 million from the 1994 quarter reflecting a return to more normal margin levels. Revenues for the three months were slightly higher than in 1994. Nine month operating profits of $29.9 million and revenues of $762.0 million were down 13% and 14%, respectively, from 1994 due to lower volumes of complete units and repair parts during the first half of the year attributable to a cyclical slow down in the industry. Backlog rose to $1.0 billion, up 53% from a year ago, considerably improving the outlook for 1996. Recent orders came from a broad base of industries including oil and gas production and transmission as well as downstream processing operations.

   Ingersoll-Dresser Pump - The Company's equity in earnings of this 49% owned joint venture was higher in both the quarter and the nine months compared to 1994. IDP continues to benefit from internal efficiencies reflecting cost reduction and restructuring programs. Backlog of $400 million was up approximately 4% from a year ago.

   Other  Operations  -  Operating  profits  for  the  three  months were $29.5 million,  10%  lower  than the 1994 quarter.  Three month revenues of $312.6 million were 11% higher than in 1994.  All operations were profitable in the
   quarter, but lower earnings by the Waukesha Engine and Wayne operations more than  offset  increases  by  the  Valve  and  Controls, Instrument and Roots
   operations.    Valve and Controls is benefiting from restructuring programs.
   For  the  nine  months,  operating profits of $99.4 million  and revenues of
   $929.7  million were up 6% and 10%, respectively, from 1994.  All operations were  profitable  in  the nine months and all had increases over 1994 except
   Wayne  and  Mono Pump.  Valve and Controls and Instrument accounted for most of  the earnings increase.  All operations reported revenue increases for the nine months except Roots which was essentially the same as 1994.

   Engineering Services (The M. W. Kellogg Company)

   M. W. Kellogg's operating profit in the quarter of $15.8 million was essentially the same as in the 1994 quarter while operating profit for the nine months of $48.7 million was down 6% from 1994. However, revenues were up 47% to $393.9 million in the quarter and 17% to $1,055.4 million in the nine months. Profits have not followed the revenue increases because certain large turnkey projects with higher margins represent a smaller
   percentage  of  Kellogg's  revenue  in  1995  than in 1994.   Earnings were
   adversely affected by higher bid and proposal costs reflecting increased activity. The financial crisis in Mexico resulted in M. W. Kellogg s 25% owned Mexican affiliate reporting a substantial loss for the nine months.
   M. W. Kellogg's share of that loss was $4.0 million compared to earnings of $2.9 million in 1994.

   Kellogg's backlog declined slightly in the quarter to $1.6 billion, but it does not yet include a large Nigerian LNG project for which financial support is expected to be finalized by year-end.

   Liquidity, Capital Resources and Financial Condition

   The Company's liquidity and overall financial condition remain strong. As shown on the statement of cash flows, cash provided by operating activities of $262.0 million substantially covered capital expenditures and dividends which totaled $286.6 million. Increased working capital required to finance growth in the Oilfield Service businesses reduced the amount of cash provided by operating activities in the current year. Cash and cash equivalents decreased $262.8 million during the nine months primarily due to $325.7 million used for business acquisitions (see Note C to Consolidated Condensed Financial Statements) and $40.1 million to purchase two million shares of the Company's common stock. The acquisitions were funded from cash on hand and from short-term borrowings of $127.0 million.

   Shareholders' equity declined $36.1 million in the nine months as dividends and stock repurchases more than offset earnings. The Company's ratio of total debt to total debt and shareholders' equity was 29/71 at July 31, 1995, compared to 23/77 at October 31, 1994.

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


                                    DRESSER INDUSTRIES, INC.




                                    By:  /s/George H. Juetten
                                          George H. Juetten
                                          Vice President - Controller
                                          (Principal Accounting Officer)

   Dated: September 13, 1995




                                   EXHIBIT INDEX


   Exhibit    Description

      27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or
          Section 18 of the Securities Exchange Act of 1934, as amended.)