Form 10-K
period 1995-10-31
DRESSER INDUSTRIES INC /DE/
filed 1996-01-29
CIK 30099

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1995.

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
                                             Pacific Stock Exchange Incorporated

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes      No  X
                  ---     ---

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of January 4, 1996) held by non-affiliates of the registrant was approximately $4,384 million.

As of January 4, 1996, there were 181,595,187 shares of Dresser Industries, Inc. Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Registrant's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement (Part III).

                                     PART I

ITEM 1.   BUSINESS OF DRESSER.

          Dresser Industries, Inc., together with its subsidiaries (hereinafter "Dresser" or "Registrant" or the "Company") is a supplier of highly engineered products, technical services and project management for hydrocarbon energy-related activities that are primarily utilized in oil and gas drilling, production and transmission; gas distribution; power generation; gas processing; petroleum refining and marketing; and petrochemical production. Demand for Dresser's products and services is generally determined by global demand for energy and oil and gas by-products. Dresser was incorporated under the laws of Delaware in 1956 as a successor to a Pennsylvania corporation organized in 1938 by the consolidation of S. R. Dresser Manufacturing Company and Clark Bros. Company. Both were carrying on businesses founded in 1880. Dresser's executive offices are located at 2001 Ross Avenue, Dallas, Texas 75201 (telephone number 214/740-6000).

          For the fiscal year ended October 31, 1995, consolidated revenues of Registrant amounted to $ 5,628.7 million. A majority of such revenues was derived from the sale of products and services to energy-oriented industries, including oil and gas exploration, drilling and production, gas transmission and distribution; petroleum and chemical processing; production of electricity; and marketing of petroleum products.

          Registrant's operations are divided into three industry segments:
Petroleum Products and Services; Engineering Services and Energy Equipment.

          Effective May 31, 1995, Registrant acquired through a wholly owned subsidiary, Grove S.p.A. and subsidiaries from Banca Commerciale Italiana, Euroknights 2000, Ltd., Investitori Associati S.A. and Unione Fiduciaria. Grove manufactures and distributes a wide variety of oilfield valves and regulators for the worldwide energy and petroleum markets. Grove operations are included in the Energy Equipment segment.

          Effective May 1, 1995, Registrant acquired the assets of Wellstream Company, L.P. which is engaged in the production of high pressure flexible pipe and riser systems. On May 2, 1995, Registrant acquired the stock of North Sea Assets P.L.C., the remotely operated vehicle business of NSA/HMB Group. On May 5, 1995, Registrant acquired the assets of Energy Coatings Company which provides pipe coating services. On July 1, 1995, Registrant acquired the assets of Pipeline Coating, Inc. which also performs pipe coating services. All of these operations are included in the Petroleum Products and Services segment.

          The Information by Industry Segment is included in Note N to Consolidated Financial Statements on page 59 and in Management's Discussion and Analysis on pages 24-28. This information includes sales and service revenues, operating profit or loss and identifiable assets attributable to each of Registrant's business segments for each of the past three fiscal years. This information should be read in conjunction with the consolidated financial statements, notes and accountant's report appearing in Item 8 of this report.

PETROLEUM PRODUCTS AND SERVICES SEGMENT (FORMERLY OILFIELD SERVICES)

          Dresser's Petroleum Products and Services segment supplies products, services and project management for oil and gas exploration, drilling, production and transmission activities both onshore and offshore. Its products and services include project management and integrated well services, drilling fluids systems, drill bits, measurement-while-drilling services, directional drilling services, completion and production tools, production valves and pumps, meters and measuring equipment, engineering, procurement, installation and construction contractor services for subsea and onshore projects, remotely operated vehicles, seabed equipment, flexible flowlines, riser systems and pipe coating, laying and burying services. Demand for these products and services is directly affected by energy prices and drilling activity.

DRILLING AND PRODUCTION OPERATIONS

          DRILLING FLUIDS

          Baroid Drilling Fluids provides oil and gas producers specially formulated fluids used in the drilling process to lubricate and cool the drill bit, seal porous well formations, remove rock cuttings and control downhole pressure. It also provides completion fluids and wellsite services. Total revenues for Drilling Fluids were $532.0 in 1995, $554.0 in 1994 and $777.8 million in 1993. Revenues include $147.0 million in 1994, and $401.2 million in 1993 for M-I Drilling Fluids Company which was sold effective February 28, 1994.

          DRILLING SERVICES AND PRODUCTS

          Sperry-Sun Drilling Services supplies oil and gas producers with directional and measurement-while-drilling (MWD) services and directional drilling equipment including mud motors, downhole steering and surveying instruments, and geological and drilling data monitoring.

          DRILL BITS

          Security DBS produces and markets to oil and gas producers a complete line of roller cone, polycrystalline diamond cutter (PDC) and natural diamond drill bits for use in drilling oil and gas wells and provides coring and hole enlargement services. Security DBS also makes a variety of downhole oilfield drilling tools and certain types of blasthole and pilot bits for the mining market.

          COMPLETION AND PRODUCTION TOOLS

          Dresser Oil Tools consists of Axelson surface safety equipment, downhole rod pumps and sucker rods as well as a broad range of Guiberson/AVA's completion and production products, including sub-surface safety valves, gravel pack, downhole hydraulic pumps, tubing converged perforating equipment, production packers and swab cups. These products are used in the production of oil and gas.

          Dresser Wheatley Division manufactures and sells a line of oil and gas production products, including Wheatley valves, Wheatley Gaso plunger and piston pumps, Omega well-servicing pumps, and Clif Mock meters, measurement and sampling equipment.

          PROJECT MANAGEMENT

          Dresser Drilling and Production Services was formed to provide oil and gas producers with project management capabilities and the integrated services and products required to drill and complete wells more efficiently. It's activities include well planning, project management and the procurement of wellsite drilling, completion and production services and equipment.

KELLOGG OIL & GAS SERVICES

Kellogg Oil & Gas Services was formed in 1995 to provide subsea field design and development, underwater engineering, repair and construction services, including remotely operated vehicles, diving services and pipe laying and pipe coating services as well as to act as an engineering, procurement, installation and construction contractor for all aspects of subsea and onshore oil and gas projects. It offers products and services through the following operations.

          PIPE COATING PRODUCTS AND SERVICES

          Bredero Price provides a broad range of speciality pipe coating, insulation and related services to protect pipelines above ground, below ground and offshore in major oil and gas producing areas of the world.

          UNDERWATER EQUIPMENT AND SERVICES

          Sub Sea International provides production companies and offshore rig operators with diving and underwater engineering services. Sub Sea equipment is used to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities. Sub Sea designs, manufactures and deploys remotely operated vehicles (ROVs) which are often used to perform these services. Wellstream designs, manufactures and markets non-bonded flexible pipe for the oil and gas industry. Products include flowlines, jumpers, service lines, and static and dynamic risers for both subsea and topside applications.

ENERGY EQUIPMENT SEGMENT (FORMERLY HYDROCARBON PROCESSING INDUSTRY)

          Dresser's Energy Equipment segment designs, manufactures and markets highly engineered products and systems for oil and gas producers, transporters, processors, distributors and users throughout the world. Products and systems of this segment include compressors, turbines, generators, electric motors, pumps, engines and power systems, valves and controls, instruments, meters and pipe couplings, blowers and gasoline dispensing systems. Demand for these products is directly affected by global economic activity, which influences demand for transportation fuels, petrochemicals, plastics, fertilizers, chemicals and by-products of oil and gas.

          COMPRESSION AND PUMPING

          Dresser-Rand Company, a New York partnership in which Dresser has 51% interest, manufactures turbines, compressors, electric motors, generators and turbine-generator sets utilized in gas processing, refining and petrochemical activities. Dresser-Rand also is a producer of gas injection compression systems that enhance oil production and manufacturer of powerful pipeline boosters for the transmission of natural gas.

          The Consolidated Statements of Earnings for 1995, 1994 and 1993 include $1,138.3 million, $1,234.5 million and $1,118.1 million, respectively, of Dresser-Rand's revenues.

          Ingersoll-Dresser Pump Company, a partnership in which Dresser has 49% interest, develops, manufactures and markets a broad range of pump products and services on a global basis through local facilities in more than 40 countries. The company's pumps are used for critical and non-critical service in a wide variety of applications associated with power generation, chemical and petrochemical processing, oil and gas production, water distribution and water and waste water treatment. The product line includes heavy-duty process, submersible, vertical turbine, standard end-suction, horizontal split-case, centrifugal and multi-stage pumps.

          Dresser's wholly owned Mono Pump operations produce progressing cavity pumps for handling viscous fluids. These pumps have hydrocarbon energy-related applications and are also utilized by the waste water, mining, paper, food and chemical industries.

          MEASUREMENT SYSTEMS

          Dresser's Wayne Division manufactures and markets fully integrated vehicle fueling systems for the global retail petroleum industry. Wayne's technology systems include gasoline pumps and dispensers, management control devices and point-of-sale credit and debit card machines.

          Dresser's Instrument Division designs and manufactures mechanical and electronic instruments for pressure and temperature measurement and control. These products are utilized by the oil, gas and power industries and a variety of customers in industrial, commercial, automotive and medical markets.

          DMD products include gas meters, pipe fittings, couplings and repair devices utilized by the gas and water utilities and other industrial markets.

          FLOW CONTROL

          Energy Valve Division designs, manufactures and markets valves (ball, gate, check, butterfly, plug and specialty valves such as rising stem, top entry, retractable seat ball valves or full port metal seated plug valves), actuators, chemical injection pumps, regulators and surge relievers of its Grove, TK, Tom Wheatley, Texsteam, Ledeen and Wheatley Gaso operations. This comprehensive product range is primarily used in oil and gas exploration and transmission, onshore and offshore, in power generation, in water desalination and transmission and in segments of the oil and gas process industry.

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

          Dresser's Roots Division offers a full line of low to medium pressure air and gas handling blowers along with vacuum pumps. These include rotary lobe and screw-type positive displacement products and several turbo machinery (centrifugal) lines. Roots products are used in natural gas processing plants, refineries, chemical plants, flue gas desulphurization facilities, vacuum swing absorption applications, waste water treatment plants and many other industrial applications.

ENGINEERING SERVICES SEGMENT

          The M.W. Kellogg Company, provides engineering, construction and related services primarily to the hydrocarbon process industries. M.W. Kellogg provides its own proprietary technologies and the advanced technologies of others to facilitate the environmentally acceptable conversion of raw hydrocarbon and other chemicals into value-added end products. Kellogg's services include the development of processes, engineering design, construction and procurement for energy-related complexes in the U.S. and international regions. Kellogg participates in projects involving liquefied natural gas (LNG) plants and receiving terminals, refining and petrochemical activities, ammonia/fertilizer facilities and the retrofitting of all kinds of energy-related complexes for environmental purposes. Revenues for The M.W. Kellogg Company were $1,457.6 million, $1,265.2 million and $1,215.3 million for 1995, 1994 and 1993, respectively.

BACKLOG

          The backlog of unfilled orders at October 31, 1995, 1994 and 1993 is included in Management's Discussion and Analysis on page 23.

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

FOREIGN OPERATIONS

          Registrant maintains manufacturing, marketing or service facilities serving more than 80 foreign countries. Global distribution of products and services is accomplished through more than 449 subsidiary and affiliated companies engaged in various production, manufacturing, service, and marketing functions, and through foreign representatives serving the principal market areas of the world.

          The Information by Geographic Area is included in Note N to Consolidated Financial Statements on page 59 and in Management's Discussion and Analysis on pages 28-29.

          Registrant's foreign operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, operating in highly inflationary environments, and exchange control and currency problems.


RESEARCH, DEVELOPMENT AND PATENTS

          Registrant's divisions, subsidiaries and affiliates conduct research and development activities in laboratories and test facilities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. For the fiscal years ended October 31, 1995, 1994 and 1993, Registrant spent $96.5 million, $102.5 million and $98.5 million, respectively, for research and development activities.

          At December 1, 1995, Registrant and its subsidiaries and affiliates owned 1,871 patents and had pending 958 patent applications, covering various products and processes. They also were licensed under patents owned by others. Registrant does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of Registrant's total business.

EMPLOYEES

          As of October 31, 1995, Registrant had approximately 18,800 employees in the United States (an increase of approximately 7% from October 31, 1994), of whom approximately 5,900 were members of 12 unions represented by 22 bargaining units. As of the same date, Registrant had approximately 12,700 employees at foreign locations of whom approximately 2,700 were members of unions. During fiscal 1995, Registrant experienced no contract negotiation strikes in the United States. Relations between Registrant and its employees are generally considered to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT

          The names and ages of all executive officers of Registrant, all positions and offices with Registrant presently held by each person named and their business experience during the last five years are stated below:

                                                PRINCIPAL OCCUPATION DURING
     NAME, AGE AND POSITION                          PAST FIVE YEARS
     ----------------------                     ---------------------------

John J. Murphy                     (64)      Chairman of the Board since August
Chairman of the Board and Director           1983; Chief Executive Officer of
                                             Registrant, August 1983 - November
                                             1995; President of Registrant,
                                             August 1982 - March 1992.

B. D. St. John                     (64)      Vice Chairman of Registrant since
Vice Chairman and Director                   March 1992; Executive Vice
                                             President - Administration of
                                             Registrant, November 1982 - March
                                             1992.

William E. Bradford                (61)      President since March 1992; Chief
President, Chief Executive Officer           Executive Officer of Registrant
  and Director                               since November, 1995; Chief
                                             Operating Officer of Registrant,
                                             March 1992- November, 1995;
                                             President and Chief Executive
                                             Officer of Dresser-Rand Company,
                                             February 1988 - March 1992; Senior
                                             Vice President - Operations of
                                             Registrant, March 1984 - March
                                             1992.

Donald C. Vaughn                   (59)      Executive Vice President of
Executive Vice President                     Registrant since November 1995;
                                             Senior Vice President - Operations
                                             of Registrant, January 1992 to
                                             November 1995; Chairman, President
                                             and Chief Executive Officer of M.
                                             W. Kellogg, Inc. since June 1995;
                                             Chairman of the Board, Chief
                                             Executive Officer of The M.W.
                                             Kellogg Company since March 1983;
                                             President of The M. W. Kellogg
                                             Company, March 1983 to June 1995.

James L. Bryan                     (59)      Senior Vice President - Operations
Senior Vice President - Operations           since January 1994; Vice
                                             President - Operations of
                                             Registrant, May 1990 - January
                                             1994.

Clint E. Ables                     (56)      Vice President and General Counsel
Vice President and General Counsel           of Registrant since October 1993;
                                             Vice President - Corporate
                                             Development of Registrant, November
                                             1992 - October 1993; Senior
                                             Counsel - Corporate Ventures of
                                             Registrant, July 1986 - November
                                             1992.

Paul M. Bryant                     (49)      Vice President - Human Resources of
Vice President - Human  Resources            Registrant since May 1993; Vice
                                             President - Human Resources of
                                             Dresser-Rand Company, January
                                             1987 - May 1993.

                                                PRINCIPAL OCCUPATION DURING
     NAME, AGE AND POSITION                          PAST FIVE YEARS
     ----------------------                     ---------------------------

George A. Helland                  (58)      Vice President of Registrant since
Vice President                               March 1993; Deputy Assistant
                                             Secretary for Export Assistance,
                                             United States Department of Energy,
                                             September 1990 - January 1993;
                                             Principal, Innova Partners, Inc.,
                                             January 1988 - September 1990.

Ardon B. Judd, Jr.                 (59)      Vice President - Washington Counsel
Vice President -  Washington                 of Registrant since September 1986.
  Counsel

George H. Juetten                  (48)      Vice President - Controller of
Vice President -  Controller                 Registrant since May 1993; Audit
                                             Partner, Price Waterhouse LLP,
                                             independent public accountants,
                                             July 1980 - May 1993.

Rebecca R. Morris                  (50)      Vice President - Corporate Counsel
Vice President - Corporate  Counsel          of Registrant since January 1994;
  and Secretary                              Secretary of Registrant since
                                             November 1990; Corporate Counsel of
                                             Registrant June 1987 - January
                                             1994.

David R. Smith                     (49)      Vice President - Tax of Registrant
Vice President - Tax                         since January 1994; Director of Tax
                                             of Registrant, October 1987 -
                                             January 1994.


Paul W. Willey                     (58)      Treasurer of Registrant since May
Treasurer                                    1984.



OFFICER EMPLOYED BY JOINT VENTURE COMPANY

                                                PRINCIPAL OCCUPATION DURING
     NAME, AGE AND POSITION                          PAST FIVE YEARS
     ----------------------                     ---------------------------

Ben R. Stuart                      (61)      President and Chief Executive
Senior Vice President - Operations           Officer of Dresser-Rand Company
                                             since March 1992; Senior Vice
                                             President - Operations of
                                             Registrant since March 1992; Vice
                                             President - Operations of
                                             Registrant, August 1988 - March
                                             1992.

          All officers are elected annually by the Board of Directors at a meeting following the Annual Meeting of Shareholders. The officers serve at the pleasure of the Board of Directors and can be removed at any time by the Board.

ITEM 2.   PROPERTIES

          Registrant, together with its subsidiaries and affiliates, has more than 65 manufacturing plants, ranging in size from approximately 3,000 square feet to in excess of 1,500,000 square feet and totaling more than 16 million square feet, located in the United States, Canada, and various other foreign countries. The majority of the manufacturing sites are owned in fee.
In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and certain other foreign countries. The properties are believed to be generally well maintained, adequate for the purposes for which they are used, and capable of supporting a higher level of market demand.

          During fiscal 1995 Baroid Drilling Fluids, Inc. had 21 grinding and/or other facilities for beneficiating mineral ores, containing approximately 3,400 acres in plant site property.

          The following are the locations of the principal facilities of Registrant and its majority owned joint ventures for each industry segment as of October 31, 1995:


                                                                                       APPROXIMATE
                                                                                       FLOOR AREA
INDUSTRY SEGMENT AND LOCATION                     PRODUCT AREA                        (SQUARE FEET)
-----------------------------                     ------------                        -------------
Petroleum Products and Services

     Aberdeen, Scotland                           (Underwater Services)                   118,000
     Belle Chasse, Louisiana                      (Underwater Services)                    86,000
     Dallas, Texas                                (Drill Bits)                            294,000
     Dallas, Texas                                (Completion & Production Tools)         278,500
     Houston, Texas                               (Completion & Production Tools)          45,000   (1)
     Longview, Texas                              (Completion & Production Tools)         235,000
     Colorado Springs, Colorado                   (Completion & Production Tools)          97,000
     Tulsa, Oklahoma                              (Completion & Production Tools)          64,000
     Kuantan, Malaysia                            (Pipe Coatings)                         882,669   (1)
     Zhanjiang, China                             (Pipe Coatings)                         116,251   (1)
     Layyah, Sharjah, U.A.E.                      (Pipe Coatings)                       1,233,070   (1)
     Warri, Nigeria                               (Pipe Coatings)                       1,568,173   (1)
     Harvoy, Louisiana                            (Pipe Coatings)                          96,750   (1)
     Pearland, Texas                              (Pipe Coatings)                         157,262   (1)
     Fontane, California                          (Pipe Coatings)                          65,000
     Fort Collins, Colorado                       (Pipe Coatings)                          67,173
     Morrisville, Pennsylvania                    (Pipe Coatings)                          83,748

Energy Equipment

     Manchester, England                          (Mono Pumps)                            242,000
     Victoria, Australia                          (Mono Pumps)                            145,000
     Connersville, Indiana                        (Power Systems)                         376.790
     Huddersfield, England                        (Power Systems)                         159,561
     Waukesha, Wisconsin                          (Power Systems)                         764,457
     Appingedam, Netherlands                      (Power Systems)                         136,935
     Painted Post, New York                       (Compressors)                           982,000
     Broken Arrow, Oklahoma                       (Compressors)                           129,000
     Wythenshawe, England                         (Compressors)                           306,000




Energy Equipment (cont.)

     Olean, New York                              (Compressors)                           896,000
     LeHavre, France                              (Compressors)                           538,000
     Kongsberg, Norway                            (Compressors)                           140,000   (1)
     Wellsville, New York                         (Steam Turbines)                        404,000
     Minneapolis, Minnesota                       (Motors and Generators)                 350,000
     Skelmersdale, England                        (Control Products)                      177,000   (1)
     Avon, Massachusetts                          (Control Products)                      121,000
     Canton, Massachusetts                        (Control Products)                       40,590
     Montebello, California                       (Control Products)                       82,856
     Alliance, Ohio                               (Control Products)                       62,000   (1)
     Bradford, Pennsylvania                       (Control Products)                      450,000
     Jacarei, Brazil                              (Control Products)                       80,699
     Conde, France                                (Control Products)                      187,244
     Barcelona, Spain                             (Control Products)                       56,400
     Burlington, Ontario, Canada                  (Control Products)                       53,000
     Naples, Italy                                (Control Products)                       87,791
     Alexandria, Louisiana                        (Control Products)                      308,640
     Dumfermline, Scotland (Pitreavie)            (Control Products)                      170,801
     Dumfermline, Scotland (Halbeath)             (Control Products)                       95,806
     Houston, Texas                               (Control Products)                      156,000
     Stafford, Texas                              (Control Products)                      110,000
     Voghera, Italy                               (Control Products)                    1,245,300
     Stratford, Connecticut                       (Measurement Systems)                   335,000
     Berea, Kentucky                              (Measurement Systems)                   105,000
     Salisbury, Maryland                          (Measurement Systems)                   341,166   (1)
     Austin, Texas                                (Measurement Systems)                   103,491
     Malmo, Sweden                                (Measurement Systems)                   233,533
     Einbeck, Germany                             (Measurement Systems)                    80,505
     Rio de Janeiro, Brazil                       (Measurement Systems)                   129,166
     Bonnyrigg, Scotland                          (Measurement Systems)                    63,000
     Markham, Ontario, Canada                     (Measurement Systems)                    55,631   (1)

Engineering Services

     Houston, Texas                               (Engineering & Construction)            390,394   (1)
     Wembley, England                             (Engineering & Construction)             92,524   (1)

----------

     (1)  all or a portion of these facilities are leased.

          Baroid Drilling Fluids, Inc. has mineral rights to proven and prospective reserves of barite and bentonite. Such rights included leaseholds and mining claims and property owned in fee either directly by Baroid Drilling Fluids, Inc. or by its wholly owned subsidiary Bentonite Corporation. The principal deposit of barite is located in Nevada, with deposits also located in Missouri and Georgia. Reserves of bentonite are located in Wyoming, Montana and South Dakota. Based on the number of tons of each of the above minerals consumed in fiscal 1995, Baroid Drilling Fluids, Inc. estimates its reserves, which it considers to be proven, to be sufficient for operation for a period of 10 years or more.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is involved in various legal proceedings. Information called for by this Item is included in Note J to Consolidated Financial Statements on pages 50-52.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the Company's security holders during the quarter ended October 31, 1995.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          Registrant is listed on the New York and Pacific Stock Exchanges. The stock symbol is DI. The quarterly market prices for Registrant's Common Stock, traded principally on the New York Stock Exchange, were as follows for the two most recent fiscal years:


                        FIRST    SECOND    THIRD   FOURTH    YEAR
                        -------------------------------------------
1995 High. . . . .   $  21.875   22.125    24.00   25.125    25.125
1995 Low . . . . .   $  18.50    19.375    21.625  19.125    18.50
1994 High. . . . .   $  22.75    24.875    23.875  22.25     24.875
1994 Low . . . . .   $  18.625   20.50     20.375  19.00     18.625


         Dividends on Registrant's Common Stock are declared by the Board of Directors and normally paid to shareholders as of the record date during the third week of March, June, September and December.

         The cash dividends paid per share of common stock for the 1995 and 1994 fiscal years were:


                        FIRST   SECOND     THIRD   FOURTH    YEAR
                        -----------------------------------------
1995 . . . . . . .   $  .17      .17       .17     .17       .68
1994 . . . . . . .   $  .15      .17       .17     .17       .66

          As of January 4, 1996, there were approximately 21,240 shareholders of record of the Registrant's Common Stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

                           1995        1994       1993       1992       1991
                         --------    --------   --------   ---------   --------
                                   (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues                 $5,628.7    $5,330.7   $5,202.3   $4,723.3    $4,860.0

Earnings from continuing
 operations before
 extraordinary items and
 accounting changes:
   Earnings                 213.1       361.8*     133.6       97.7       143.5
   Per share                 1.17        1.98*       .74        .55         .81
Earning per share
 before special items        1.17        1.09       1.17        .83         .95
Total assets              4,707.4     4,323.6    4,445.6    3,901.9     3,784.9
Long-term debt              459.3       460.6      492.2      148.5       259.6
Cash dividends
 declared                   124.3       116.5      100.2       96.3        96.8
Per share**                   .68         .66        .60        .60         .60


  *Includes $146.5 million or $.80 per share from sale of interest in Western
   Atlas International, Inc.
 **Dresser historical dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGERS

On January 21, 1994, Dresser merged with Baroid Corporation (Baroid). On August 5, 1994, Dresser merged with Wheatley TXT Corp. (Wheatley). The "Company" as used in this discussion refers to Dresser and its subsidiaries including Baroid and Wheatley. The mergers have been accounted for as poolings of interests. Financial data, statistical data, financial statements and discussion of financial information included in this report have been restated to reflect the financial position and results of operations as if the mergers had occurred as of the beginning of the first year presented.

RESULTS OF OPERATIONS

Results of operations for the three years ended October 31, 1995 are summarized as follows (in millions except per share amounts):

                                           1995         1994        1993
                                          -------     --------     -------
Earnings before special items             $ 213.1     $  197.8     $ 211.4
Special items                                   -         17.5       (77.8)
                                          -------     --------     -------
Earnings from operations                    213.1        215.3       133.6
Gain on sale of interest
 in Western Atlas                               -        146.5           -
                                          -------     --------     -------
Earnings before accounting change           213.1        361.8       133.6
Accounting change for
 postemployment benefits                    (16.0)           -           -
                                          -------     --------     -------
     Net earnings                         $ 197.1     $  361.8     $ 133.6
                                          -------     --------     -------
                                          -------     --------     -------
Earnings per share
   Earnings before special items          $  1.17       $ 1.09      $ 1.17
   Special items                                -          .09        (.43)
                                          -------     --------     -------
   Earnings from operations                  1.17         1.18         .74
   Gain on sale of interest in
    Western Atlas                               -          .80           -
                                          -------     --------     -------
   Earnings before accounting change         1.17         1.98         .74
   Accounting change for postemployment
    benefits                                 (.09)           -           -
                                          -------     --------     -------
     Net earnings                         $  1.08       $ 1.98      $  .74
                                          -------     --------     -------
                                          -------     --------     -------

ACCOUNTING CHANGE

The Company recorded a charge of $16.0 million (net of tax of $9.0 million) or $.09 per share in the first quarter of 1995 for the cumulative effect of changing its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS. See Note A to Consolidated Financial Statements for more information.

SPECIAL ITEMS

During 1994 and 1993, the Company entered into a number of unusual or nonrecurring transactions, including mergers, divestitures and restructuring of existing operations. The impact of these transactions is described below. The discussions of results of operations will focus on earnings excluding these transactions.

NET OF TAX (IN MILLIONS)                                  1994        1993
                                                         -------     -------

Parker & Parsley litigation - insurance
  recovery/settlement                                    $ 11.6      $ (41.6)
Merger expenses - Wheatley/Baroid                          (7.9)       (30.6)
Restructuring and other special charges                   (10.0)        (5.6)
Earnings of M-I Drilling Fluids                             6.3            -
Tax benefits from sale of affiliate                        17.5            -
                                                         -------     -------
   Total                                                 $ 17.5      $ (77.8)
                                                         -------     -------
                                                         -------     -------


PER SHARE                                                 1994        1993
                                                         -------     -------
Parker & Parsley litigation - insurance
  recovery/settlement                                    $  .06      $  (.23)
Merger expenses - Wheatley/Baroid                          (.04)        (.17)
Restructuring and other special charges                    (.05)        (.03)
Earnings of M-I Drilling Fluids                             .03            -
Tax benefits from sale of affiliate                         .09            -
                                                         -------     -------
   Total                                                 $  .09      $  (.43)
                                                         -------     -------
                                                         -------     -------


The Company sold its 29.5% interest in Western Atlas International in January 1994 and recognized a pre-tax gain of $275.7 million. (See Note B to Consolidated Financial Statements.)

The Company recorded pre-tax charges of $65.0 million in 1993 for settlement of the Parker & Parsley litigation. In April 1994, the Company recognized an $18.4 million pre-tax gain from the settlement of a coverage dispute with certain insurance carriers regarding the Parker & Parsley litigation. (See Note L to Consolidated Financial Statements.)

The Company recorded pre-tax expenses of $10.7 million in August 1994 related to the Wheatley merger and $31.0 million in October 1993 related to the Baroid merger. (See Notes A and L to Consolidated Financial Statements.)

The Company recorded pre-tax expenses of $15.7 million in 1994 and $9.1 million in 1993 for restructuring costs and other special items. (See Note L to Consolidated Financial Statements.)

The Company sold its investment in M-I Drilling Fluids Company effective February 28, 1994. (See Note B to Consolidated Financial Statements.)

The Company sold its interest in IRI International, Inc., an unconsolidated affiliate, in September 1994 and was able to recognize $17.5 million of tax benefits applicable to previously unrecognized losses. (See Note B to Consolidated Financial Statements.)

GENERAL OPERATING ENVIRONMENT

Dresser is a fully integrated manufacturer and supplier of products and services to customers in the oil and gas industry. The Company produces a broad range of highly engineered products for hydrocarbon exploration, drilling, production, transmission and processing activities. Dresser also provides engineering, procurement and project management services for all aspects of the energy business. Operations are organized into three segments: Petroleum Products and Services, Engineering Services and Energy Equipment. Descriptions of the segments are contained in Note N to Consolidated Financial Statements.

The business environment for Petroleum Products and Services is directly effected by prices for oil and natural gas, drilling activity and exploration and production spending by oil and natural gas producers. In 1995, the average posted price of West Texas Intermediate crude oil rose approximately 6 percent to $17.50 per barrel while the average spot price of natural gas declined 15 percent to $1.50 per million BTUs.

Overall, the rig count declined 2.7 percent in fiscal 1995. The rig count in North America was down 5.7 percent reflecting a decline in wells drilled for natural gas, while the rig count in international markets increased 1.5 percent reflecting higher activity levels in major producing regions like South America, Africa and the North Sea.

The business environment for Engineering Services and Energy Equipment is affected by numerous factors, including global and regional economic growth rates, the prices of oil and natural gas, the supply and demand for products created from hydrocarbons including gasoline, jet fuel, ethylene, petrochemicals, chemicals, fertilizers and power. These factors determine the capital spending budgets, both upstream and downstream, of integrated oil and gas companies around the world.

According to published sources, economic growth is expected to continue at an average of 6 percent or better for developing countries and 2 percent or better for developed countries. Developing country growth expectations are due largely to steadily increasing population and greater industrialization that also will generate sharply rising per capita energy demand. Increasingly, consumption of oil and natural gas is expected to be driven by rising demand for refined products, petrochemicals, fertilizers and power.

Capital and maintenance spending for downstream hydrocarbon processing projects is expected to increase to $67.0 billion in 1996, up from a projected $62.6 billion in 1995. Recent project award activity has increased for ethylene and fertilizer projects. Global project activity in 1995 hit its highest level (2,942 projects) since 1991. Internationally, project activity is currently at its highest level since 1982.

CONSOLIDATED RESULTS

1995 COMPARED TO 1994

Net earnings in 1995 before the accounting change were $213.1 million ($1.17 per share) compared to $197.8 million ($1.09 per share) in 1994 excluding the effect of the special items discussed above. This represents a 7% earnings per share increase.

Revenues of $5.6 billion were up $298.0 million or 6% over 1994. The Petroleum Products and Services Segment revenues increased $85.1 million or 5%. The Engineering Services Segment revenues increased $192.4 million or 15%. The Energy Equipment Segment revenues increased $50.2 million or 2%.

Segment operating profit of $473.1 million increased $12.9 million or 3% from 1994. The Petroleum Products and Services Segment and the Energy Equipment Segment were up while the Engineering Services Segment was down versus 1994.

See the Industry Segment Analysis for discussion of changes in revenues and operating profit.

General corporate expenses of $75.2 million were $6.1 million higher than in 1994. The increase was primarily due to 1994 gains on sales of interests in M-I Drilling Fluids Company and IRI International, Inc. Net interest expense increased $7.6 million to $25.8 million primarily because of lower interest income due to a lower level of short-term investments.

The effective income tax rate for 1995 was 32% compared to an overall rate of 36% in 1994. In 1994, a lower tax basis on the investment in Western Atlas International, Inc., compared to the book basis, resulted in a tax charge of $129.3 million or 47% on the book gain on sale. The additional taxes on the gain on sale of Western Atlas were somewhat offset by the $17.5 million of special tax benefits recognized upon sale of investment in IRI International, Inc. Excluding these two transactions, the effective rate for 1994 was 33%.

Minority interest provision was $19.8 million, down $13.1 million from 1994. The decrease was primarily attributable to the 49% share in lower earnings of Dresser-Rand.

1994 COMPARED TO 1993

Revenues were $5.3 billion in 1994 compared to $5.2 billion in 1993. Petroleum Products and Services revenues were lower primarily due to the inclusion of both M-I Drilling Fluids and Baroid Drilling Fluids in 1993, while 1994 included M-I Drilling Fluids for only four months. That decrease was more than offset by higher revenues by the other two segments. Revenues include the Company's share of earnings of unconsolidated affiliates, which was down $53 million in 1994 mostly attributable to $39 million in 1993 for Western Atlas.

Excluding the special items described earlier, net earnings decreased $14 million to $198 million. Segment operating profit for 1994 was $40 million lower compared to 1993. However, 1993 included the results of Western Atlas ($39 million), the impact of a full year of M-I Drilling Fluids earnings ($16 million) and the favorable impact of a LIFO inventory adjustment ($21 million) at Ingersoll-Dresser Pump (IDP). Accordingly, comparable 1994 segment operating profit increased $36 million, reflecting high levels of drilling activity in North America and strong levels of demand for certain of the Company's Energy Equipment products. See the Industry Segment Analysis for a discussion of the results of each segment.

General Corporate Expenses declined $19 million to $69 million, reflecting lower self-insurance costs and lower ongoing expenses associated with previously divested businesses. Net interest expense declined $10 million primarily due to the investment of the proceeds from the sale of Western Atlas and M-I Drilling Fluids. Other items impacting comparability of 1994 to 1993 include a non-recurring gain of $12.8 million in 1993 resulting from a change in the Company's Retiree Medical Benefit Plan and an increase in goodwill amortization of $5.6 million in 1994 associated with the Bredero Price, TK Valve and Axelson acquisitions.

The overall effective income tax rate was 36% in both 1994 and 1993. Excluding the impact of the Western Atlas and IRI International, Inc. transactions described earlier and the impact of the other special items in both years, the effective rate was 33% for 1994 and 1993.

Minority interest expense was $11 million lower in 1994 primarily due to the sale of M-I Drilling Fluids Company, which had a 36% minority owner.

INDUSTRY SEGMENT ANALYSIS

See details of financial information by Industry Segment and Geographic Area on pages 24 through 29.

PETROLEUM PRODUCTS AND SERVICES

DRILLING AND PRODUCTION OPERATIONS

Revenues of $1.28 billion in 1995 were $99.6 million or 8 percent higher than 1994 levels. Excluding the revenues of M-I Drilling Fluids, which was sold in February 1994, revenues increased $246.6 million or 24%. Operating profit of $143.9 million was $46.8 million higher than 1994. Excluding the impact of M-I Drilling Fluids, operating profit increased $56.7 million or 65% over 1994. The operating margin improved to 11.3 percent of sales from 8.2 percent in 1994, or 8.4 percent excluding M-I. All geographic sectors improved in 1995, in particular Latin America and the North Sea where drilling activity was greater than in the prior fiscal year.

Although each operating division improved, the majority of the gains in sales and operating profit were attributable to Baroid Drilling Fluids and Sperry-Sun Drilling Services. Baroid revenues increased 31 percent due to higher activity in major producing regions including the North Sea, Latin America and the Gulf of Mexico. In addition, new market penetration of products developed within the last five years, including PETROFREE and DRIL-N drilling systems, contributed to the performance. Sperry-Sun's revenues improved 29 percent reflecting increasing demand, coupled with higher system capacity and utilization rates, for measurement-while-drilling and directional drilling services in most major markets. In addition, new products including Slim Phase 4, Lateral Tie Back System (LTBS) and Underbalanced Drilling contributed to the improvement.

DRILLING AND PRODUCTION OPERATIONS (CONTINUED)

Revenues for Security DBS rose 4 percent, reflecting an increase in international sales of roller-cone drill bits. Operating profit improved significantly reflecting successful restructuring and manufacturing cycle-time reductions. Dresser Oil Tools benefited from strong sales in Canada and international markets as well as cost savings from the consolidation of manufacturing and sales and distribution operations. New product introductions also contributed to the improvement. Despite a weak Canadian market, the Dresser Wheatley Division benefited from the marketing of additional Dresser products.

Revenues of $1.18 billion in 1994 were down $122.5 million compared to 1993. Excluding the revenues of M-I Drilling Fluids, revenues increased $131.7 million or 15%. The increase in 1994 revenues was due to the acquisition of Axelson in December 1993 and an 11% increase in North American drilling activity in 1994 versus 1993. Revenues from North American markets increased 27% in 1994, reflecting strength in the Gulf of Mexico and Canada.

Operating profit of $97.1 million in 1994 was $6.9 million higher than 1993. Excluding the impact of M-I Drilling Fluids, 1994 operating profit was up $22.2 million or 34% over 1993. The strong performance in North American drilling markets led to substantial increases in operating profit for Sperry-Sun and Baroid Drilling Fluids. The acquisition of Axelson as well as a $9 million reduction in overhead costs resulting from the Baroid merger also contributed to the increase. These improvements more than offset the decline in operating profit from international markets and lower earnings attributable to costs associated with the combination of Guiberson AVA with Axelson and Security with DBS.

KELLOGG OIL AND GAS SERVICES

Revenues and operating profit declined $14.5 million and $36.2 million, respectively, in 1995 compared to 1994. A cyclical downturn in the Bredero Price pipecoating business in the North Sea and the Far East resulted in significantly lower revenues and operating profit in 1995. However, Bredero Price's backlog of $403.1 million at October 31, 1995 is up substantially from the $77.9 million level at October 31, 1994 primarily due to a $300 million project in the North Sea which will be performed over the next four years. Bredero Price has also entered key markets in the Western Hemisphere, particularly the United States and Latin America. Prior to 1995, Bredero Price had no activity in these markets. The combination of higher backlogs plus new positions in previously unserved markets are expected to result in significantly improved performance for Bredero Price over the next three to five years.

The Sub Sea underwater engineering operations had higher revenues and operating profits in 1995 as the result of improvements in both the North Sea and Gulf of Mexico, combined with the impact of three business acquisitions made during 1995. These acquisitions, which include North Sea Assets, Subtec International and Wellstream (a manufacturer of flexible pipe and riser systems), are expected to generate revenues of approximately $100 million during 1996.

KELLOGG OIL AND GAS SERVICES (CONTINUED)

Revenues of $371.1 million in 1994 were 19% higher than 1993 levels, with 1994 operating profit up 6% over 1993. The increase in revenues resulted from the inclusion of Bredero Price for a full year in 1994 versus nine months in 1993 and higher Sub Sea project activity in the Pacific region. The increase in operating profit was negatively impacted by (i) a Bredero Price high margin equipment sale in 1993 that did not recur in 1994 and (ii) Sub Sea's increased engineering and operational staff expenses in both the United States and the North Sea combined with higher than anticipated job costs on a project in Australia.

ENGINEERING SERVICES

M. W. Kellogg revenues of $1.46 billion in 1995 rose 15 percent from $1.27 billion in 1994. Major improvement in activity occurred in North America, Latin America and Europe. These gains were partially offset by lower activity in the Far East reflecting the wind-down of projects in Malaysia, Africa and the Middle East. Petrochemicals and gas processing activity accounted for much of the pick up in activity in the United States and Europe.

M. W. Kellogg operating profit in 1995 declined 7 percent due principally to lower equity income of $9.7 million from M.W. Kellogg's investment in Bufete Industriale, S.A. de C.V., a major Mexican engineering and construction firm. Operating profit for 1995 also included a gain of $7.5 million from the sale of one-third of its investment in Bufete, and the 1994 results included a gain of $11.0 million associated with an initial public offering of Bufete. Excluding the impact of Bufete, operating profit in 1995 increased 10 percent.

Revenues of $1.27 billion in 1994 were 4% higher than in 1993, but operating profit was down 21% compared to 1993 excluding Bufete. The decrease in operating profit was primarily the result of achieving significant milestones on several large contracts in 1993 that were substantially completed that year.

Although backlog of $1.40 billion at October 31, 1995 was down 14% from the year-ago level, Kellogg's backlog at December 31, 1995 had increased to approximately $1.8 billion, reflecting major project bookings that occurred after fiscal year-end.

ENERGY EQUIPMENT

COMPRESSION AND PUMPING

Revenues and operating profit from Compression and Pumping operations both fell approximately 6 percent in 1995 compared to 1994. Dresser-Rand revenues declined $96.2 million or 8% to $1.14 billion as a cyclical downturn in the compression industry resulted in lower volumes of complete units and repair parts during the first half of the year and from the impact of a major multi-year gas compression project in Venezuela that was completed early in fiscal 1995. In 1995, 60% of Dresser-

ENERGY EQUIPMENT (CONTINUED)

COMPRESSION AND PUMPING (CONTINUED)

Rand's revenues were from markets outside of North America. An increase in revenues in the United States and the Far East were more than offset by declines attributable to the factors noted above.

Dresser-Rand operating profit of $62.8 million was down $8.6 million from 1994. All markets were affected by margin pressure on complete-unit sales, especially the Far East. Cost reduction programs and the benefits associated with higher levels of production during the year partially offset the decline in margin.

Dresser-Rand set a record for booking new orders during 1995 at $1.3 billion. Bookings exceeded the prior year in virtually all product groups. Major orders for pipeline compressors, oil and gas production, ethylene, petrochemicals and refining bolstered backlogs of turbo products, compression service packages and steam turbine units. Overall, backlog of $883.8 million at October 31, 1995 reflected a 34% increase over 1994.

Dresser-Rand revenues of $1.2 billion in 1994 increased 10% from a year earlier due primarily to a 20% increase in revenues from markets outside North America, particularly in the Eastern Hemisphere. This primarily reflected the shipment of prior-year backlog of centrifugal products and compression services. Operating profit continued strong at $71.9 million but was down from $87.6 million in 1993 due to restructuring and early retirement costs as well as margin pressure on complete-unit sales.

Dresser-Rand revenues from outside of North American markets were 61% in 1994 compared to 56% in 1993. Operating profit from North America was essentially unchanged, with strong results from the field gas market offsetting a decline in the centrifugal products market. Internationally, significant improvements in operating profit in Venezuela and the North Sea only partially offset declines in continental Europe and the Middle East resulting from margin pressure on complete-unit sales.

Earnings from the 49% owned Ingersoll-Dresser Pump (IDP) joint venture were $13.2 million in 1995, $8.8 million in 1994 and $17.1 million in 1993. The improvement in 1995 compared to 1994 was primarily related to a continuing decline of costs associated with the formation of the joint venture. The 1993 results included $21.0 million of earnings from the release of LIFO inventory reserves related to inventory contributed to IDP by the Company and sold by IDP to third parties.

MEASUREMENT

Measurement operation revenues of $618.7 million in 1995 were $52.2 million or 9% higher than 1994 levels. However, operating profit was essentially unchanged at $71.4 million compared to $72.0 million in 1994. Although the Wayne (fuel dispensing) Division enjoyed improved sales in Europe and South America, margins were negatively impacted by cost and pricing pressures in the

U.S. market, resulting in lower overall operating profit in 1995. The Instrument Division reported a 13% revenue increase and a slight improvement in operating profit. Earnings from higher activity in South America and new product introductions were offset by a decline in Europe and the effect of increased spending in the marketing and research and development areas.

Sales and operating profit in 1994 improved 12% and 41%, respectively, over 1993. The Wayne Division contributed the majority of the improvement in 1994
with very strong performances in the U.S. and Scandinavia.   The Instrument
Division also saw improved results in 1994 from higher sales volumes and the impact of a small acquisition in Germany in early fiscal 1994.

FLOW CONTROL


Flow Control 1995 revenues of $458.4 million were $53.4 million or 13% higher than 1994. Operating profit of $41.8 million was $12.5 million or 43% higher than 1994. The acquisition of Grove S.p.A. in June 1995 was the major reason for the year-to-year increase in revenues and operating profit. The Valve and Controls Division performed ahead of 1994 as a result of increased project related orders in 1995 and the cost savings realized from the 1994 restructuring in Europe.

Revenues and operating profit declined 3% and 39%, respectively, in 1994 compared to 1993. The Valve and Controls Division accounted for the majority of this decrease, as the lingering impact of an economic recession in Europe ultimately resulted in a significant downsizing of its European operations.

POWER SYSTEMS

Power Systems operations operating profit improved 5% in 1995 on a 12% revenue increase. Waukesha Division revenues of $205.3 million increased $24.4 million or 14%, with a slight improvement in operating profit. The sales improvement was primarily in the lower margin power generation market, and higher new product development costs also impacted operating profit in 1995. The Roots Division saw operating profit improve $1.8 million on essentially flat sales of $82.6 million. The earnings improvement was primarily the result of a major reengineering effort to improve its manufacturing cost structure during the year.

Revenues and operating profit improved 5% and 17%, respectively, in 1994 as compared to 1993. These improvements primarily came from the Waukesha Division where significant volume increases were realized in the higher margin gas compression market. North American markets accounted for 69% of Power Systems revenues in 1995 and 74% in 1994 and 1993.

BACKLOG OF UNFILLED ORDERS


                                                          October 31,
                                                ------------------------------
                                                   1995       1994      1993
                                                ---------  --------  ---------
                                                         (IN MILLIONS)

CONSOLIDATED BACKLOG
  Petroleum Products and Services
    Drilling and Production Operations           $   19.7   $  15.2    $  11.6
    Kellogg Oil and Gas Services                    508.1     142.9      157.8
                                                ---------  --------  ---------
                                                    527.8     158.1      169.4
                                                ---------  --------  ---------
Engineering Services
   M. W. Kellogg Operations                       1,400.0   1,626.1    2,478.1
                                                ---------  --------  ---------
Energy Equipment
   Compression and Pumping                          889.4     667.8      877.9
   Measurement                                      115.9     103.1       93.8
   Flow Control                                     234.0     114.4      107.5
   Power Systems                                     91.2      81.3       74.1
                                                ---------  --------  ---------
                                                  1,330.5     966.6    1,153.3
                                                ---------  --------  ---------

Eliminations                                         (9.1)     (2.1)      (3.2)
                                                ---------  --------  ---------
  Total consolidated                             $3,249.2  $2,748.7   $3,797.6
                                                ---------  --------  ---------
                                                ---------  --------  ---------

SHARE OF BACKLOG OF
  Ingersoll-Dresser Pump Company (49%)           $  187.0  $  188.3   $  178.9
                                                ---------  --------  ---------
                                                ---------  --------  ---------

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's liquidity and overall financial condition remained strong at October 31, 1995. Cash and cash equivalents totaled $248.7 million. As shown on the Statement of Cash Flows, Operations provided $434.5 million of cash while Investing Activities and Financing Activities used $569.7 million and $129.7 million, respectively. The result was a $266.3 million net decrease in cash and cash equivalents. Cash provided by Operations exceeded capital expenditures and dividends by $22.0 million. Management does not expect capital expenditures, which were $288.2 million in 1995, to change significantly in 1996. Net cash provided by Operations in 1995 was $80.4 million higher than in 1994 primarily because less cash was required to finance working capital. Cash used by Investing Activities included $325.7 million for business acquisitions which was essentially responsible for the overall net decrease in cash and cash equivalents.

Shareholders' equity increased $24.5 million as earnings more than offset charges for dividends, stock repurchases and translation adjustments. The Company's ratio of total debt to total debt and shareholders' equity was 26/74 at October 31, 1995 compared to 23/77 at October 31, 1994.

Management believes that the cash on hand of $248.7 million and $231.8 million of existing unused lines of credit, combined with cash that will be provided by future operations, will be adequate to finance known requirements. The Company's long-term debt is rated A by Standard and Poors, A1 by Moody's and A+ by Duff and Phelps. The three agencies give their highest ratings to the Company's commercial paper. Management believes that the Company's strong financial condition and favorable credit ratings will allow the Company to borrow additional funds should the need arise.

LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits. See Note J to Consolidated Financial Statements for information on these lawsuits and evaluation of the Company's exposure. The Company has been identified as a potentially responsible party in a number of Superfund sites. Note J to Consolidated Financial Statements includes a review and evaluation of the claims.

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

The following financial information by Industry Segment and Geographic Area for the years ended October 31, 1995, 1994 and 1993 is an integral part of Note N to Consolidated Financial Statements.

Total revenues include sales and services to unaffiliated customers. Intersegment and intergeographic area sales and services are accounted for at prices which approximate arm's length market prices. The intersegment and intergeographic area revenues are eliminated. Revenues also include royalties and share of earnings or losses of unconsolidated affiliates.

Operating profit consists of total revenues less total operating expenses and includes the Company's share of earnings or losses from unconsolidated affiliates. General corporate expenses, amortization of acquisition intangibles, interest income and expense, and other income and expenses not identifiable with a segment have been excluded in determining operating profit. Identifiable assets are those assets that are identified with particular segments. Corporate assets are principally cash and cash equivalents and deferred income tax benefits.

INDUSTRY SEGMENT FINANCIAL INFORMATION

(IN MILLIONS)                                    1995         1994       1993
                                               ---------   ---------   --------
REVENUES
  Petroleum Products and Services
    Drilling and Production Operations          $1,279.0    $1,179.4   $1,301.9
    Kellogg Oil and Gas Services                   356.6       371.1      312.2
    Western Atlas Equity Earnings                      -           -       39.2
                                               ---------   ---------   --------
                                                 1,635.6     1,550.5    1,653.3
                                               ---------   ---------   --------
    Engineering Services
    M. W. Kellogg Operations                     1,457.6     1,265.2    1,215.3
                                               ---------   ---------   --------

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS (CONTINUED)

INDUSTRY SEGMENT FINANCIAL INFORMATION (CONTINUED)

(IN MILLIONS)                                    1995         1994       1993
                                               ---------   ---------   --------
  Energy Equipment
     Compression and Pumping                     1,220.4     1,304.5    1,187.3
     Measurement                                   618.7       566.5      505.8
     Flow Control                                  458.4       405.0      417.3
     Power Systems                                 276.9       248.2      236.1
                                               ---------   ---------   --------
                                                 2,574.4     2,524.2    2,346.5
                                               ---------   ---------   --------
  Eliminations                                     (38.9)       (9.2)     (12.8)
                                               ---------   ---------   --------
    Total revenues                              $5,628.7    $5,330.7   $5,202.3
                                               ---------   ---------   --------
                                               ---------   ---------   --------
  Share of revenues of
    Ingersoll-Dresser Pump (49%)                $  389.5    $  368.6   $  372.9
                                               ---------   ---------   --------
                                               ---------   ---------   --------

OPERATING PROFIT AND EARNINGS BEFORE TAXES

   Petroleum Products and Services
      Drilling and Production Operations         $ 143.9    $   97.1   $   90.2
      Kellogg Oil and Gas Services                  18.1        54.3       51.4
      Western Atlas Equity Earnings                    -           -       39.2
                                               ---------   ---------   --------
                                                   162.0       151.4      180.8
                                               ---------   ---------   --------
   Engineering Services
      M. W. Kellogg Operations                      79.3        74.5       85.7
      Gain on Mexican affiliate's
       public offering                                 -        11.0          -
                                               ---------   ---------   --------
                                                    79.3        85.5       85.7
                                               ---------   ---------   --------
   Energy Equipment
      Compression and Pumping                       82.7        87.9      105.6
      Measurement                                   71.4        72.0       50.9
      Flow Control                                  41.8        29.3       47.8
      Power Systems                                 35.9        34.1       29.2
                                               ---------   ---------   --------
                                                   231.8       223.3      233.5
                                               ---------   ---------   --------

  Total operating profit                           473.1       460.2      500.0

Amortization of acquisition intangibles            (29.9)      (27.4)     (21.8)
General corporate expenses                         (75.2)      (69.1)     (88.3)
Special charges                                        -        (1.8)     (98.2)
Gain on sale of interest in Western Atlas              -       275.7          -
Retiree benefit curtailment gain                       -           -       12.8
Interest expense, net                              (25.8)      (18.2)     (27.8)
                                               ---------   ---------   --------
   Earnings before taxes                        $  342.2    $  619.4   $  276.7
                                               ---------   ---------   --------
                                               ---------   ---------   --------

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS (CONTINUED)

INDUSTRY SEGMENT FINANCIAL INFORMATION (CONTINUED)

(IN MILLIONS)                                    1995         1994      1993
                                               ---------   ---------  --------
AMORTIZATION OF ACQUISITION
 INTANGIBLES BY SEGMENT
   Petroleum Products and Services
      Drilling and Production Operations          $  8.1      $  7.1     $ 3.6
      Kellogg Oil and Gas Services                   4.4         3.2       3.0
                                               ---------   ---------  --------
                                                    12.5        10.3       6.6
                                               ---------   ---------  --------
   Engineering Services
     M. W. Kellogg Operations                       10.2        10.3       9.7
                                               ---------   ---------  --------
   Energy Equipment
      Compression and Pumping                        1.9         3.1       3.0
      Measurement                                    1.3         1.3       1.1
      Flow Control                                   3.8         2.2       1.3
      Power Systems                                   .2          .2        .1
                                               ---------   ---------  --------
                                                     7.2         6.8       5.5
                                               ---------   ---------  --------
     Total amortization of
      acquisition intangibles                    $  29.9     $  27.4   $  21.8
                                               ---------   ---------  --------
                                               ---------   ---------  --------

IDENTIFIABLE ASSETS
  Petroleum Products and Services
      Drilling and Production Operations        $  923.2    $  843.0  $  939.6
      Kellogg Oil and Gas  Services                441.0       283.3     278.1
      Western Atlas investment                         -           -     278.2
                                               ---------   ---------  --------
                                                 1,364.2     1,126.3   1,495.9
                                               ---------   ---------  --------
   Engineering Services
      M. W. Kellogg Operations                     212.8       204.8     273.8
                                               ---------   ---------  --------

   Energy Equipment
      Compression and Pumping                      954.7       924.5     939.0
      Measurement                                  248.0       227.0     190.6
      Flow Control                                 409.6       296.1     284.4
      Power Systems                                160.6       153.6     113.2
                                               ---------   ---------  --------
                                                 1,772.9     1,601.2   1,527.2
                                               ---------   ---------  --------
   Eliminations                                    (37.7)      (44.2)    (21.9)
                                               ---------   ---------  --------
        Total identifiable assets                3,312.2     2,888.1   3,275.0

Acquisition intangible assets                      852.1       668.4     626.7
Corporate assets                                   543.1       767.1     543.9
                                               ---------   ---------  --------
       Total assets                             $4,707.4    $4,323.6  $4,445.6
                                               ---------   ---------  --------
                                               ---------   ---------  --------

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS (CONTINUED)

INDUSTRY SEGMENT FINANCIAL INFORMATION (CONTINUED)

(IN MILLIONS)                                    1995         1994      1993
                                               ---------   ---------  --------
ACQUISITION INTANGIBLE ASSETS BY SEGMENT
   Petroleum Products and Services
      Drilling and Production Operations           147.7       155.7     106.0
      Kellogg Oil and Gas Services                 198.2       120.2     119.2
                                               ---------   ---------  --------
                                                   345.9       275.9     225.2
                                               ---------   ---------  --------
   Engineering Services
      M. W. Kellogg Operations                     210.5       217.3     223.6
                                               ---------   ---------  --------

   Energy Equipment
      Compression and Pumping                       65.4        58.5      61.6
      Measurement                                   19.1        20.9      17.9
      Flow Control                                 204.4        88.8      91.2
      Power Systems                                  6.8         7.0       7.2
                                               ---------   ---------  --------
                                                   295.7       175.2     177.9
                                               ---------   ---------  --------
         Total acquisition intangibles          $  852.1    $  668.4  $  626.7
                                               ---------   ---------  --------
                                               ---------   ---------  --------
CAPITAL EXPENDITURES
    Petroleum Products and Services
      Drilling and Production Operations        $  101.7    $   73.9  $   41.9
      Kellogg Oil and Gas Services                  55.6        32.3      39.2
                                               ---------   ---------  --------
                                                   157.3       106.2      81.1
   Engineering Services
     M. W. Kellogg Operations                        7.1         2.1       2.8
                                               ---------   ---------  --------

   Energy Equipment
      Compression and Pumping                       85.4        43.4      59.6
      Measurement                                   15.3        12.8      12.3
      Flow Control                                  11.3         9.4       9.1
      Power Systems                                 10.0        10.9      11.1
                                               ---------   ---------  --------
                                                   122.0        76.5      92.1
                                               ---------   ---------  --------
   Corporate                                         1.8         2.3      17.0
                                               ---------   ---------  --------
       Total capital expenditures               $  288.2     $ 187.1   $ 193.0
                                               ---------   ---------  --------
                                               ---------   ---------  --------
DEPRECIATION AND AMORTIZATION
   Petroleum Products and Services
     Drilling and Production Operations             64.3        62.8      61.3
     Kellogg Oil and Gas Services                   26.1        18.1      13.5
                                               ---------   ---------  --------
                                                    90.4        80.9      74.8
                                               ---------   ---------  --------
   Engineering Services
     M. W. Kellogg Operations                       17.6        18.8      20.8
                                               ---------   ---------  --------

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

INDUSTRY SEGMENT FINANCIAL INFORMATION (CONTINUED)

                                                 1995        1994       1993
                                               ---------   ---------  --------
  Energy Equipment
     Compression and Pumping                        44.7        69.9      69.2
     Measurement                                    13.9        12.9      12.0
     Flow Control                                   20.2        14.8      13.1
     Power Systems                                  10.3         9.7       8.7
                                               ---------   ---------  --------
                                                    89.1       107.3     103.0
                                               ---------   ---------  --------
  Corporate                                          9.5         9.3      13.2
                                               ---------   ---------  --------
     Total depreciation and amortization         $ 206.6     $ 216.3    $211.8
                                               ---------   ---------  --------
                                               ---------   ---------  --------

GEOGRAPHIC AREA FINANCIAL INFORMATION

The financial information by Geographic Area is as follows (in millions):

                                                 1995         1994      1993
                                               ---------   ---------  --------
REVENUES BY POINT OF ORIGIN
  United States                                 $3,288.0    $3,061.8  $2,917.8
  Canada                                           192.9       242.5     180.5
  Latin America                                    560.4       409.8     252.1
  Europe                                         1,558.8     1,399.7   1,316.4
  Mid East, Far East and Africa                    558.5       753.4     895.3
  Eliminations                                    (529.9)     (536.5)   (359.8)
                                               ---------   ---------  --------
    Total revenues                              $5,628.7    $5,330.7  $5,202.3
                                               ---------   ---------  --------
                                               ---------   ---------  --------
REVENUES BY POINT OF DESTINATION
  United States                                 $2,058.8    $1,801.4  $2,044.0
  Canada                                           215.3       261.9     210.4
  Latin America                                    811.9       722.3     439.7
  Europe                                         1,342.1     1,069.2   1,075.1
  Mid East, Far East and Africa                  1,200.6     1,475.9   1,433.1
                                               ---------   ---------  --------
    Total revenues                              $5,628.7    $5,330.7  $5,202.3
                                               ---------   ---------  --------
                                               ---------   ---------  --------
UNITED STATES EXPORT SALES
  Canada                                        $   63.2     $  52.5  $   41.4
  Latin America                                    333.5       291.1     184.4
  Europe                                            98.8        82.5      51.0
  Mid East, Far East and Africa                    472.6       512.6     388.6
                                               ---------   ---------  --------
    Total United States export sales            $  968.1     $ 938.7   $ 665.4
                                               ---------   ---------  --------
                                               ---------   ---------  --------
OPERATING PROFIT
  United States                                 $  173.7    $  170.8  $  152.9
  Canada                                            37.8        31.2      26.2
  Latin America                                     74.1        53.4      32.6
  Europe                                            70.0        58.0     103.1
  Mid East, Far East and Africa                    117.5       146.8     185.2
                                               ---------   ---------  --------
    Total operating profit                      $  473.1    $  460.2  $  500.0
                                               ---------   ---------  --------
                                               ---------   ---------  --------

INDUSTRY SEGMENT AND GEOGRAPHIC AREA FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS



GEOGRAPHIC AREA FINANCIAL INFORMATION (CONTINUED)


                                                 1995         1994      1993
                                               ---------   ---------  --------
Identifiable assets
  United States                                 $1,906.4    $1,656.3  $1,817.4
  Canada                                            90.0        85.6     100.4
  Latin America                                    246.6       182.0     196.2
  Europe                                           996.7       832.0     904.2
  Mid East, Far East and Africa                    303.5       260.9     412.3
  Adjustments and eliminations                    (231.0)     (128.7)   (155.5)
                                               ---------   ---------  --------
    Total identifiable assets                   $3,312.2    $2,888.1  $3,275.0
                                               ---------   ---------  --------
                                               ---------   ---------  --------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
Report of Independent Accountants - Price Waterhouse LLP
Consolidated Statements of Earnings - Years Ended
  October 31, 1995, 1994 and 1993
Consolidated Balance Sheets - October 31, 1995 and 1994
Consolidated Statements of Shareholders' Equity -
  October 31,  1995, 1994 and 1993
Consolidated Statements of Cash Flows - Years Ended
  October 31, 1995, 1994 and 1993
Note A - Accounting Change, Basis of Presentation  and Summary
  of Significant Accounting Policies
Note B - Acquisitions and Divestitures
Note C - Unconsolidated Affiliated Companies
Note D - Cash Flow Data
Note E - Income Taxes
Note F - Short-Term Debt
Note G - Long-Term Debt
Note H - Employee Incentive Plans
Note I - Capital Shares
Note J - Commitments and Contingencies
Note K - Postretirement Benefits
Note L - Supplementary Information and Special Charges
Note M - Financial Instruments
Note N - Information by Industry Segment and Geographic Area
  (Information is included in Item 7. of this report.)
Note O - Baroid Financial Information
Note P - Quarterly Financial Data (Unaudited)

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

The Board of Directors pursues its oversight role for the accompanying consolidated financial statements through its Audit and Finance Committee, which is composed solely of directors who are not officers or employees of the Company. The Committee meets with management, the independent accountants and the internal auditors to review the work of each and to monitor the discharge by each of its responsibilities. The Committee also meets with the independent accountants and internal auditors, without management present, to discuss internal control structure, auditing and financial reporting matters.

B. D. St. John, Vice Chairman and    G. H. Juetten, Vice President - Controller
 Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Shareholders of Dresser Industries, Inc.


In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 14 (A) (1) and (2) and 14
(D) on page F-2 present fairly, in all material respects, the financial position of Dresser Industries, Inc. and its subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, effective as of November 1, 1994.

/s/Price Waterhouse LLP
PRICE WATERHOUSE LLP

Dallas, Texas
November 30, 1995

                      DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS

                                               YEARS ENDED OCTOBER 31,
                                         -------------------------------------
IN MILLIONS                                 1995          1994         1993
                                         ---------    -----------   ----------

Sales                                     $3,538.9       $3,562.3     $3,494.3
Service revenues                           2,073.7        1,745.0      1,631.9
Share of earnings of unconsolidated
  affiliates                                  16.1           23.4         76.1
                                         ---------    -----------   ----------
   Total revenues                          5,628.7        5,330.7      5,202.3
                                         ---------    -----------   ----------
Cost of sales                              2,526.0        2,538.2      2,386.2
Cost of services                           1,831.9        1,533.5      1,452.0
                                         ---------    -----------   ----------
   Total costs of sales and services       4,357.9        4,071.7      3,838.2
                                         ---------    -----------   ----------
   Gross earnings                          1,270.8        1,259.0      1,364.1

Selling, engineering, administrative
  and general expenses                      (909.1)        (896.7)      (973.8)
Special charges                                  -           (8.0)      (105.1)

Other income (deductions)
  Interest expense                           (47.4)         (49.3)       (44.5)
  Interest earned                             21.6           31.1         16.7
  Gain on sale of interest in Western Atlas      -          275.7            -
  Gain on affiliate's public offering            -           11.0            -
  Other, net                                   6.3           (3.4)        19.3
                                         ---------    -----------   ----------
  Earnings before income taxes and
    other items below                        342.2          619.4        276.7
Income taxes                                (109.3)        (224.7)       (98.8)
Minority interest                            (19.8)         (32.9)       (44.3)
                                         ---------    -----------   ----------
  Earnings before accounting change          213.1          361.8        133.6
Cumulative effect of accounting change       (16.0)             -            -
                                         ---------    -----------   ----------
  Net earnings                            $  197.1       $  361.8     $  133.6
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------
Earnings per common share
  Earnings before accounting change       $   1.17       $   1.98     $    .74
  Cumulative effect of accounting change      (.09)             -            -
                                         ---------    -----------   ----------
  Net earnings                            $   1.08       $   1.98     $    .74
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------

Average common shares outstanding            182.8          182.8        180.4

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    OCTOBER 31,
                                              -----------------------
IN MILLIONS                                      1995        1994
                                              ---------    ----------
ASSETS
Current Assets
  Cash and cash equivalents                   $   248.7       $ 515.0

  Notes and accounts receivable                   988.3         896.2
  Less allowance for doubtful receivables          24.6          30.4
                                              ---------      --------
                                                  963.7         865.8
  Inventories
    Finished products and work in process         617.7         529.9
    Raw materials and supplies                    191.7         143.2
                                              ---------      --------
                                                  809.4         673.1

  Deferred income taxes                            84.8          74.9
  Prepaid expenses                                 94.6          68.2
                                              ---------      --------
    Total Current Assets                        2,201.2       2,197.0
                                              ---------      --------
Investments in and receivables from
  unconsolidated affiliates                       201.9         240.4
Goodwill less accumulated amortization
  of $115.5 in 1995 and $94.7 in 1994             845.2         657.4
Deferred income taxes                             188.9         193.2
Other assets                                      143.1         106.0


Property, Plant and Equipment, at cost
  Land and land improvements                       98.9          90.5
  Buildings                                       429.7         376.2
  Machinery and equipment                       2,044.3       1,778.3
                                              ---------      --------
                                                2,572.9       2,245.0

Less accumulated depreciation                   1,445.8       1,315.4
                                              ---------      --------
    Total Properties, net                       1,127.1         929.6
                                              ---------      --------

      Total Assets                             $4,707.4      $4,323.6
                                              ---------      --------
                                              ---------      --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                    OCTOBER 31,
                                              -----------------------
IN MILLIONS                                      1995        1994
                                              ---------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt and current portion of
    long-term debt                              $ 131.6      $   36.6
  Accounts payable                                520.4         361.6
  Contract advances                               324.4         265.4
  Accrued compensation and benefits               237.7         230.7
  Accrued warranty costs                           53.0          59.6
  Income taxes                                    113.2          92.7
  Other accrued liabilities                       332.1         320.2
                                              ---------    ----------
    Total Current Liabilities                   1,712.4       1,366.8
                                              ---------    ----------

Employee Retirement Benefit Obligations           689.2         668.2
Long-Term Debt                                    459.3         460.6
Deferred Compensation, Insurance Reserves
  and Other Liabilities                           110.7         112.1
Minority Interest                                  79.0          83.6

Commitments and Contingencies

Shareholders' Equity -
  Preferred shares, 10 million authorized             -             -
  Common shares, $0.25 par value
    Authorized: 400 million
    Issued: 184.5 million                          46.1          46.0
    Capital in excess of par value                451.6         448.6
  Retained earnings                             1,285.4       1,212.6
  Cumulative translation adjustment               (76.7)        (63.1)
  Pension liability adjustment                     (7.0)         (7.6)
                                              ---------    ----------
                                                1,699.4       1,636.5
  Less treasury shares, at cost                    42.6           4.2
                                              ---------    ----------
    Total Shareholders' Equity, net             1,656.8       1,632.3
                                              ---------    ----------

  Total Liabilities and Shareholders' Equity   $4,707.4      $4,323.6
                                              ---------    ----------
                                              ---------    ----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               YEARS ENDED OCTOBER 31,
                                         -------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA          1995          1994         1993
                                         ---------    -----------   ----------
COMMON SHARES, PAR VALUE
  Beginning of year                     $     46.0       $   45.2     $   45.2
  Sale of common shares                          -             .5            -
  Shares issued under benefit and
  dividend reinvestment plans                   .1             .3            -
                                         ---------    -----------   ----------
  End of year                           $     46.1       $   46.0     $   45.2
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------
CAPITAL IN EXCESS OF PAR VALUE
  Beginning of year                      $   448.6       $  407.3     $  410.2
  Sale of common shares                          -           29.5            -
  Shares issued under benefit and
    dividend reinvestment plans                3.0           11.8         (2.9)
                                         ---------    -----------   ----------
  End of year                            $   451.6       $  448.6     $  407.3
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------
RETAINED EARNINGS
  Beginning of year                       $1,212.6       $  967.3     $  935.3
  Net earnings                               197.1          361.8        133.6
  Dividends on common shares*               (124.3)        (116.5)      (100.2)
  Other                                          -              -         (1.4)
                                         ---------    -----------   ----------
  End of year                             $1,285.4       $1,212.6     $  967.3
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------
CUMULATIVE TRANSLATION ADJUSTMENTS
  Beginning of year                      $   (63.1)      $ (130.2)    $  (68.2)
  Translation rate changes                   (13.6)          67.1        (62.0)
                                         ---------    -----------   ----------
  End of year                            $   (76.7)      $  (63.1)    $ (130.2)
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------
PENSION LIABILITY ADJUSTMENT
  Beginning of year                      $    (7.6)      $  (13.8)    $   (4.0)
  Current year adjustment                       .6            6.2         (9.8)
  End of year                            $    (7.0)      $   (7.6)    $  (13.8)
TREASURY SHARES, AT COST
  Beginning of year                      $    (4.2)      $   (3.6)    $  (15.8)
  Shares purchased                           (46.8)             -            -
  Shares issued (redeemed) under benefit
    and dividend reinvestment plans            8.4            (.6)        12.2
  End of year                            $   (42.6)      $   (4.2)    $   (3.6)
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------
TOTAL SHAREHOLDERS' EQUITY, END OF YEAR  $ 1,656.8       $1,632.3     $1,272.2
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------

* Dresser $.68 per share in 1995, Dresser $.66 per share in 1994 and Dresser $.60 per share, Baroid $.20 per share and Wheatley $.04 per share in 1993.

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               YEARS ENDED OCTOBER 31,
                                         -------------------------------------
IN MILLIONS                                 1995          1994         1993
                                         ---------    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                           $   197.1       $  361.8     $  133.6
  Adjustments to reconcile net earnings
  to cash flow:
    Depreciation and amortization            206.6          216.3        211.8
    Cumulative effect of accounting change    16.0              -            -
    Earnings from unconsolidated affiliates  (16.1)         (23.4)       (76.1)
    Dividends and advances from
      unconsolidated affiliates               23.0           28.6         23.2
    Minority interest provision               19.8           32.9         44.3
    Special charges                              -            8.0         31.0
    Gain on sale of interest in Western
      Atlas, net of tax                          -         (146.5)           -
    Changes in working capital               (27.3)        (130.0)      (192.9)
    Other, net                                15.4            6.4          3.7
                                         ---------    -----------   ----------
      Total adjustments                      237.4           (7.7)        45.0
                                         ---------    -----------   ----------
    Net cash provided by
      operating activities                   434.5          354.1        178.6
                                         ---------    -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (288.2)        (187.1)      (193.0)
  Business acquisitions                     (325.7)         (85.5)      (337.5)
  Proceeds from disposal of assets            35.6            6.0         20.9
  Cash of acquired businesses                  8.6              -         38.3
  Proceeds of sales of interests in -
    Western Atlas - net of taxes paid            -          451.8            -
    M-I Drilling Fluids                          -          160.0            -
                                         ---------    -----------   ----------
    Net cash provided (used) by
      investing activities                  (569.7)         345.2       (471.3)
                                         ---------    -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                          (124.3)        (116.5)      (100.2)
  Increase (decrease) in short-term debt      58.2         (256.9)       217.2
    Decrease in long-term debt               (16.8)         (46.4)      (301.3)
  Purchase of common shares for Treasury     (46.8)             -            -
  Sale of common shares                          -           30.0            -
  Issuance of long-term debt                     -              -        538.4
                                         ---------    -----------   ----------
    Net cash provided (used) by
      financing activities                  (129.7)        (389.8)       354.1
                                         ---------    -----------   ----------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH     (1.4)           5.4        (12.2)
                                         ---------    -----------   ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (266.3)         314.9         49.2

CASH AND CASH EQUIVALENTS:
  Beginning of year                          515.0          200.1        150.9
                                         ---------    -----------   ----------
  End of year                            $   248.7       $  515.0     $  200.1
                                         ---------    -----------   ----------
                                         ---------    -----------   ----------

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING CHANGE, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING CHANGE

Effective November 1, 1994, the Company changed its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS (SFAS
112). Postemployment benefits include salary continuation, disability and health care for former or inactive employees who are not retired. Medical benefits for employees on long-term disability are the most significant of the benefits. SFAS 112 requires accrual of the cost of these benefits currently. The Company had previously accrued the liability for salary continuation but had expensed the other benefits as paid. Annual expense under SFAS 112 for 1995 was not significantly different from the actual cash payments. The Consolidated Statement of Earnings for 1995 includes a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share for the cumulative effect of the accounting change.

BAROID AND WHEATLEY MERGERS

Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid) on January 21, 1994 and with Wheatley TXT Corp. (Wheatley) on August 5, 1994. The "Company" as used in these consolidated financial statements refers to Dresser and its subsidiaries including Baroid and Wheatley. The mergers have been accounted for as poolings of interests. These consolidated financial statements reflect the financial position, results of operations and cash flows of the combined companies as if the mergers had occurred on November 1, 1992.

CONSOLIDATION

All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

REVENUE RECOGNITION

Revenues and earnings from long-term engineering and construction contracts are recognized on the percentage-of-completion method, measured generally on the cost incurred basis. Estimated contract costs include allowances for completion risks, process and schedule guarantees and warranties that generally are not finally determinable until the latter stages of a contract.
 Estimated contract earnings are reviewed and revised periodically as the work progresses. Estimated losses are charged against earnings in the period in which such losses are identified. Revenues from sale of products and services other than from long-term construction contracts are recorded when the products are shipped or the services performed.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING CHANGE, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-TERM CONTRACTS

Consistent with industry practice, service revenues and cost of services include the value of materials, equipment and labor contracts furnished by customers and for which the Company is responsible for the ultimate acceptability of performance of the project based on such material, equipment and labor. The value of such items was $138.3 million, $138.7 million and $112.4 million for the years ended October 31, 1995, 1994 and 1993, respectively.

Amounts billed in excess of revenues recognized or costs incurred are included in current liabilities under contract advances.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of most inventories is determined using either the first-in, first-out (FIFO) method or the average cost method. The cost of certain U.S. inventories is determined using the last-in, first-out (LIFO) method.

Inventories on the LIFO method were $112.0 million and $107.2 million at October 31, 1995 and 1994, respectively. Under the average cost method, inventories would have increased by $100.0 million and $97.1 million at October 31, 1995 and 1994, respectively.

Inventories are stated net of progress payments received on contracts of $94.5 million and $126.1 million at October 31, 1995 and 1994, respectively.

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

INTANGIBLES

The difference between purchase price and the fair values of net assets at date of acquisition of businesses acquired is amortized on a straight-line basis over the estimated periods benefited, not exceeding 40 years.

In the event facts and circumstances indicate the carrying amount of goodwill associated with an acquisition is impaired, the carrying amount will be reduced to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING CHANGE, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCIES

Financial statements of foreign subsidiaries are translated into U.S. dollars based on the functional currency of each business unit. For units whose local currency is the functional currency, asset and liability accounts are translated at rates in effect at the balance sheet date, and revenue and expense accounts are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are included as a separate component of shareholders' equity. For units which have the U.S. dollar as the functional currency, inventories, cost of sales, property, plant and equipment and related depreciation are translated at historical rates. Other asset and liability accounts are translated at rates in effect at the balance sheet date, and revenues and expenses (excluding cost of sales and depreciation) are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are reflected in the statement of earnings.

RECLASSIFICATION OF PRIOR YEARS

Prior year financial statements have been reclassified to conform to 1995 presentations.

FUTURE REPORTING REQUIREMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) and Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123).

The Company must adopt the provisions of SFAS 121 and SFAS 123 beginning in fiscal year 1997. SFAS 121 requires the write-down to market value of certain long-lived assets. SFAS 123 requires the recording of or disclosure of the value of stock options or other equity instruments issued to employees. The Company has not determined the effect that the adoption of either SFAS 121 or SFAS 123 will have on its financial position or results of operations.

NOTE B - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

On November 15, 1994, the Company acquired Subtec Asia Ltd., a Sharjah, United Arab Emirates company, which provides underwater technology services primarily to the offshore oil and gas industry, for $37.6 million in cash
including repayment of debt.   On May 2, 1995, the Company acquired North Sea
Assets P.L.C., the remotely operated vehicle business of NSA/HMB Group for approximately $30.4 million in cash. On May 1, 1995, the Company acquired the assets of Wellstream Company L.P., which was engaged in the production of high pressure flexible pipe and riser systems for $62.4 million in cash including repayment of debt. Also, the Company acquired the assets of Energy Coatings Company on May 5, 1995 and Pipeline Coating, Inc. on July 1, 1995 for a total of approximately $13.6 million in cash. These last two companies perform pipe coating services.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITIONS AND DIVESTITURES (CONTINUED)

ACQUISITIONS (CONTINUED)

Effective May 31, 1995, the Company acquired all the outstanding shares of Grove S.p.A. (Grove), an Italian corporation, for $162.7 million in cash including repayment of debt. Grove is a multinational company engaged in the production of oilfield valves and regulators.

The above acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statement of Earnings from the acquisition dates. The purchase prices exceeded the value of the net assets acquired by $199.5 million. The excess is included in goodwill in the Consolidated Balance Sheet and is being amortized on a straight-line basis over 40 years. The pro forma effect of these acquisitions is not material.

In December 1993, Wheatley acquired Axelson, Inc. and Tom Wheatley Valve Company for $85.5 million cash, a $1.7 million promissory note and liabilities assumed of $2.0 million. Axelson is a manufacturer of downhole rod pumps and safety equipment used in the production of oil and Tom Wheatley Valve Company produces valves for the oil and gas industry. These acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statement of Earnings from the acquisition dates.

Effective February 1, 1993, Dresser acquired all the outstanding stock of Bredero Price Holding B.V., a Netherlands corporation, from Koninklijke Begemann Groep N.V. for $161.5 million in cash. Bredero Price is a multinational company that provides pipe coating for both onshore and offshore markets.

Effective April 1, 1993, Dresser acquired TK Valve & Manufacturing, Inc. from Sooner Pipe & Supply Corporation, Tulsa, Oklahoma, for approximately $143.5 million in cash. TK Valve supplies ball valves for the oil and gas production and transmission industry.

The purchase price exceeded the fair value of the net assets acquired by $122.0 million for Bredero Price and $92.0 million for TK Valve. Both acquisitions were accounted for as purchases. The resulting goodwill is being amortized on a straight-line basis over 40 years. The Consolidated Statement of Earnings includes the results of operations from the acquisition dates.

On January 29, 1993 Baroid issued 17.7 million shares of its common stock, equivalent to 7.1 million of Dresser's shares, in exchange for all of the outstanding common stock of Sub Sea International Inc. Sub Sea provides diving services, engineering and remotely operated underwater vehicles to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities.

The acquisition of Sub Sea was accounted for as a pooling of interests, and the financial statements for periods prior to the Sub Sea merger have been restated to reflect the financial position and results of operations of the combined companies as if they had merged on November 1, 1992.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE B - ACQUISITIONS AND DIVESTITURES (CONTINUED)

ACQUISITIONS (CONTINUED)

In 1993, Baroid acquired three small businesses and Wheatley acquired one small business for cash totaling $32.5 million. These acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statement of Earnings from the acquisition dates.

DIVESTITURES

On January 28, 1994, the Company sold its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $558.0 million. The Company recognized a gain of $275.7 million ($146.5 million net of tax) on the sale.

Following the Baroid merger (See Note A) and in accordance with an agreement reached with the Antitrust Division of United States Department of Justice, the Company sold its 64% interest in M-I Drilling Fluids Company to Smith International, Inc. for $160.0 million in cash effective February 28, 1994. The Company recognized a $2.6 million pre-tax gain on the sale.

In September 1994, the Company sold its 50% interest in IRI International Corporation and recognized a pre-tax gain of $4.6 million. Due to the sale, the Company was able to recognize $17.5 million of tax benefits applicable to previously unrecognized losses associated with IRI.

NOTE C - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates and the nature and extent of these investments change over time. A summary of the impact of these investments on the consolidated financial statements follows (in millions):


                                                        1995      1994      1993
                                                       ------   -------   -------
Share of earnings of  unconsolidated affiliates
    Ingersoll-Dresser Pump Company                     $ 13.2   $  8.8    $ 17.1
    Western Atlas International, Inc. (See Note B)          -        -      39.2
    Bufete Industriale, S.A. de C.V.                     (5.2)     4.5       3.3
    Other affiliates                                      8.1     10.1      16.5
                                                        -----    -----     -----
                                                       $ 16.1   $ 23.4    $ 76.1
                                                        -----    -----     -----
                                                        -----    -----     -----
  Dividends received                                   $  7.4   $ 13.1    $ 13.5
                                                        -----    -----     -----
                                                        -----    -----     -----
  Advances received                                    $ 15.6   $ 15.5    $  9.7
                                                        -----    -----     -----
                                                        -----    -----     -----


                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS



NOTE C - UNCONSOLIDATED AFFILIATED COMPANIES (CONTINUED)

                                                OCTOBER 31,
                                           --------------------
                                               1995      1994
                                           ----------   -------

  Investments in and receivables from
    unconsolidated affiliates
      Ingersoll-Dresser Pump Company        $ 143.0    $ 155.1
      Other affiliates                         58.9       85.3
                                             ------     ------
                                            $ 201.9    $ 240.4
                                             ------     ------
                                             ------     ------

The Company's share of earnings for Ingersoll-Dresser Pump Company is before income taxes and includes adjustments made by the Company for differences in the timing of adoption of an accounting change and for expenses retained by the Company. The 1993 pre-tax earnings includes $21.3 million from the release of LIFO inventory valuation reserves related to inventory contributed to the joint venture by the Company and sold by Ingersoll-Dresser Pump Company to third parties.

In connection with the Ingersoll-Dresser Pump Company joint venture agreement and a subsequent amendment, the Company granted to Ingersoll-Rand Company an option to purchase 51% of the stock of Mono Group Limited for a price equal to 51% of its book value, including unamortized goodwill, at the exercise date. The option price will be the amount at January 31, 1995 or at the end of the month during which Ingersoll-Rand gives notice of its intention to exercise the option, whichever amount is lower. The option will expire on April 30, 1997. If the option to purchase is exercised by Ingersoll-Rand Company, both Ingersoll-Rand and the Company have agreed to contribute their respective Mono Group Limited shares to the Ingersoll-Dresser Pump Company as a contribution of capital to the partnership.

Summarized financial information of Ingersoll-Dresser Pump Company is as follows (in millions):


                                                          OCTOBER 31,
                                                       ----------------
                                                        1995      1994
                                                       ------    ------

    Current assets                                    $ 427.6   $ 354.4
    Noncurrent assets                                   145.5     180.9
                                                       ------    ------
    Total assets                                      $ 573.1   $ 535.3
                                                       ------    ------
                                                       ------    ------

    Current liabilities                               $ 174.6   $ 170.8
    Noncurrent liabilities                               45.4      47.2
    Partners' equity -
      Contributed capital and retained earnings         371.7     344.7
      Cumulative translation adjustment                 (18.6)    (27.4)
                                                       ------    ------
                                                        353.1     317.3
                                                       ------    ------
      Total liabilities and partners' equity          $ 573.1   $ 535.3
                                                       ------    ------
                                                       ------    ------


                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE C - UNCONSOLIDATED AFFILIATED COMPANIES (CONTINUED)


                                   1995      1994      1993
                                 --------  -------   -------
    Net sales                    $ 794.8   $ 752.2   $ 761.0
                                  ------    ------    ------
                                  ------    ------    ------
    Gross profit                 $ 191.2   $ 170.9   $ 159.1
                                  ------    ------    ------
                                  ------    ------    ------
    Net income                   $  27.0   $  30.3   $   3.3
                                  ------    ------    ------
                                  ------    ------    ------


In the fourth quarter of 1995, The M. W. Kellogg Company (a wholly-owned subsidiary) sold a portion of its interest in its Mexican affiliate, Bufete Industriale, S.A. de C.V., and recognized a gain of $7.5 million (See Note
L). As result of the sale, Kellogg's ownership interest fell below 20%. In the future, Kellogg will account for its investment on the cost method rather than the equity method used before the sale. Separately, Kellogg entered into a derivative transaction with the purchasers of the Bufete shares. The derivative agreement is based on the $20.4 million price of the shares sold. On the settlement date of October 30, 1998, the Company will receive or make a cash payment equal to the increase or decrease, respectively, in the value of the shares sold. The estimated effect of the agreement will be accrued during the term of the agreement. As of October 31, 1995, the carrying value of the derivative was not significant and the fair value approximated the carrying value. The counterparties to the derivative are high quality institutions, and the Company believes that they are not significant credit risks. Kellogg has the right of first refusal should the purchasers want to sell the shares.

NOTE D - CASH FLOW DATA

Cash and cash equivalents include cash on hand and investments with maturities of three months or less at time of original purchase. Supplemental information about cash payments and significant noncash investing and financing activities is as follows (in millions):


                                             1995      1994      1993
                                           --------  -------   --------
    Cash payments for income taxes        $   82.6  $  210.3  $  116.7
                                           -------   -------   -------
                                           -------   -------   -------
    Cash payments for interest on debt    $   46.1  $   46.3  $   40.2
                                           -------   -------   -------
                                           -------   -------   -------
    Cash payments for interest on tax
      settlements                         $     .3  $    1.3  $   14.0
                                           -------   -------   -------
                                           -------   -------   -------

The increase in cash payments for income taxes in 1994 is due to a $106.2 million payment for the gain on sale of the 29.5% interest in the Western Atlas joint venture.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE D - CASH FLOW DATA (CONTINUED)

Working capital changes on the Consolidated Statements of Cash Flows were as follows (in millions):


                                                   1995       1994          1993
                                                ---------   --------      -------
  (Increase) decrease in receivables            $ (71.2)    $(111.9)     $ (71.1)
  (Increase) decrease in inventories              (89.2)       15.3        (85.4)
  (Increase) decrease in deferred taxes and
    prepaid expenses                              (33.3)       84.6        (78.1)
  Increase (decrease) in accrued
    liabilities and accounts payable               95.0       (81.9)        20.1
  Increase (decrease) in contract advances         56.3       (24.4)        55.1
  Increase (decrease) in income taxes payable      15.1       (11.7)       (33.5)
                                                 ------      ------       ------
                                                $ (27.3)    $(130.0)    $ (192.9)
                                                 ------      ------       ------
                                                 ------      ------       ------


NOTE E - INCOME TAXES

The domestic and foreign components of earnings before income taxes consist of the following (in millions):

                                            1995       1994      1993
                                          -------     ------    ------
  Domestic                                $ 177.8    $ 494.2   $ 135.7
  Foreign                                   164.4      125.2     141.0
                                           ------     ------    ------
    Total earnings before income taxes    $ 342.2    $ 619.4   $ 276.7
                                           ------     ------    ------
                                           ------     ------    ------



The components of the provision for income taxes are as follows (in millions):


                                            1995       1994      1993
                                          -------     ------    ------
  Current
    U.S. Federal                          $  52.1    $ 129.5   $  49.6
    State                                     3.7        5.1       3.2
    Foreign                                  48.3       60.1      59.9
                                           ------     ------    ------
                                            104.1      194.7     112.7
                                           ------     ------    ------

  Deferred
    U.S. Federal                             (5.7)      33.7     (19.1)
    Foreign                                  10.9       (3.7)      5.2
                                           ------     ------    ------
                                              5.2       30.0     (13.9)
                                           ------     ------    ------
       Total income tax provision        $  109.3    $ 224.7   $  98.8
                                            ------    ------    ------
                                            ------    ------    ------


                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS



NOTE E - INCOME TAXES (CONTINUED)

Since the Company plans to continue to finance foreign operations and expansion through reinvestment of undistributed earnings of its foreign subsidiaries (approximately $680.0 million at October 31, 1995), no provisions are generally made for U.S. or additional foreign taxes on such earnings. When the Company identifies exceptions to the general reinvestment policy, additional taxes are provided.

The following is a reconciliation of income taxes at the U.S. Federal income tax rate (35% for 1995, 35% for 1994 and 34.8% for 1993) to the effective provision for income taxes reflected in the Consolidated Statements of Earnings (in millions):


                                                       1995      1994      1993
                                                      -------   -------   ------
    Provision for income taxes at statutory rates     $ 119.8  $ 216.8    $ 96.3
    Minority interest's share of domestic
      partnership earnings                                  -     (3.8)     (7.9)
    Enacted tax rate change                                 -        -      (8.7)
    Net tax benefits of foreign dividends
      and foreign tax credit carryforwards               (5.3)    (4.2)     (9.0)
    Foreign losses not benefited                          5.6     10.4       8.8
    Foreign taxes in excess of/less than U.S.
      rate on foreign earnings                           (6.9)     (.5)      3.0
    Additional taxes for repatriation of foreign
      earnings                                              -        -       4.1
    Nondeductible goodwill amortization                   7.1      6.9       6.3
    Nondeductible merger expenses                           -        -       7.9
    Book/tax basis differential of acquired property        -      4.7         -
    Alternative minimum tax credit                          -     (7.3)        -
    Book/tax basis differences on Western Atlas
      divestiture                                           -     27.5         -
    Change in valuation allowance
      attributable to:
        IRI divestiture                                     -    (17.5)        -
        Baroid domestic operations                          -    (17.3)        -
        Utilization of foreign net operating losses      (6.3)       -         -
        Utilization of capital losses                    (2.8)       -         -
    State and local income taxes, net of
      U.S. Federal income tax benefit                     2.4      3.3        2.1
    Other                                                (4.3)     5.7       (4.1)
                                                        ------   ------      -----
      Provision for income taxes                      $ 109.3  $ 224.7     $ 98.8
                                                        ------   ------      -----
                                                        ------   ------      -----


Deferred income tax benefits result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS



NOTE E - INCOME TAXES (CONTINUED)

The deferred income tax provisions (credits) relate to the following (in millions):


                                                         1995    1994      1993
                                                      -------    -----    ------
  Postretirement benefits                             $   4.6   $  9.8   $   5.8
  Reserve for litigation settlements                     (2.3)    22.4     (24.3)
  Restructuring costs                                     (.7)    12.3       6.1
  Enacted tax rate change                                   -        -      (8.7)
  Bad debt                                                 .2     20.2        .7
  Decrease in valuation allowance on prior year's
    temporary differences                                (9.1)   (34.8)        -
  Other items including warranty, insurance and
    similar accruals                                     12.5       .1       6.5
                                                      -------    -----    ------
      Total deferred taxes                           $    5.2   $ 30.0   $ (13.9)
                                                      -------    -----    ------
                                                      -------    -----    ------


The components of the net deferred tax asset as of October 31, were as follows (in millions):

                                                                1995       1994
                                                              ------    -------
  Deferred tax asset:
    Postretirement and postemployment benefits                $ 205.4   $ 201.0
    Long-term contracts                                          26.0       9.6
    Warranty reserves                                             9.6      10.4
    Inventory                                                    24.0      22.5
    Insurance reserves                                           34.7      29.3
    Deferred compensation                                        19.0      16.9
    Net operating loss carryforwards                             14.7      22.6
    Other items                                                   3.6      37.2
    Valuation allowance                                         (12.8)    (21.9)
                                                              -------    ------
      Total deferred tax asset                                  324.2     327.6
                                                              -------    ------
  Deferred tax liability:
    Depreciation and amortization                               (43.5)    (55.5)
    Other items                                                  (6.9)     (4.0)
                                                              -------    ------
      Total deferred tax liability                              (50.4)    (59.5)
                                                              -------    ------
  Net deferred tax asset                                      $ 273.8   $ 268.1
                                                              -------    ------
                                                              -------    ------


At October 31, 1995, the Company had foreign operating loss carryforwards of approximately $60.0 million that had not been benefited. The tax benefit of these losses is recorded as a deferred tax asset and offset with a corresponding valuation allowance. These losses are available to reduce the future tax liabilities of their respective foreign entity. Approximately $30.0 million of these losses will carryforward indefinitely while the remaining amounts expire at various dates from 1996 to 2003.

The net change of $9.1 million in 1995 in the valuation allowance for deferred tax assets relates to reductions in the valuation allowance for foreign loss and capital loss carryforwards.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE F - SHORT-TERM DEBT


Short-term debt at October 31, 1995 consists of $59.0 million of U.S. commercial paper at interest rates of 5.8% and $70.3 million of foreign bank loans including amounts drawn against overdraft facilities. The foreign bank loans are mostly in foreign currencies and are at negotiated interest rates.

The Company had short-term committed U.S. bank lines of credit totaling $125.0 million as of October 31, 1995. Such lines provide for borrowings at negotiated interest rates for a high quality industrial company. As of October 31, 1995, $59.0 million of the lines were used to backup commercial paper. The lines of credit may be terminated at the option of the banks or the Company.


As of October 31, 1995, loan arrangements had been established with banks outside the United States, under which the Company's foreign subsidiaries may borrow on an overdraft and short-term note basis. At October 31, 1995, the amount unused and available under these arrangements aggregated $165.8 million.

NOTE G - LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):

                                                OCTOBER 31,
                                            ---------------
                                             1995      1994
                                            ------    ------

  Notes, 6.25%, due 2000                   $ 300.0  $  300.0
  Senior notes, 8%, due 2003                 149.2     149.1
  Other loan agreements                       12.4      15.0
                                            ------    ------
                                             461.6     464.1
    Less portion due within one year           2.3       3.5
                                            ------    ------
                                          $  459.3   $ 460.6
                                            ------    ------
                                            ------    ------

The Company's 6.25% Notes due 2000 were sold in June 1993 via a public offering. The interest is payable semi-annually on May 15 and November 15.

The Company's 8% Senior Notes are notes which Baroid sold in April 1993 via a public offering. The Company completed a consent solicitation in 1994 whereby the holders of the Notes consented to certain amendments to the Indenture which conformed various restrictive covenants to the Company's 6.25% Notes. In return, Dresser has fully and unconditionally guaranteed payment of principal and interest on the Notes.

NOTE H - EMPLOYEE INCENTIVE PLANS

STOCK COMPENSATION PLAN

Dresser's 1992 Stock Compensation Plan includes a Stock Option Program, a Restricted Incentive Stock Program and a Performance Stock Unit Program.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE H - EMPLOYEE INCENTIVE PLANS (CONTINUED)

STOCK COMPENSATION PLAN (CONTINUED)

The Stock Option Program provides for the granting of options to officers and key employees for purchase of the Company's common shares. The Plan is administered by the Executive Compensation Committee of the Board of Directors, whose members are not eligible for grants under the Plan. No option can be for a term of more than ten years from date of grant. The option price is recommended by the committee, but cannot be less than 100% of the average of the high and low prices of the shares on the New York Stock Exchange on the day the options are granted. The option price for 1,323,246 shares granted in 1993, 1994 and 1995 and still outstanding include prices that increase on the annual anniversary dates of grants.

Changes in outstanding options during the three years ended October 31, 1995 and options exercisable at October 31, 1995 are as follows:



    Outstanding at October 31, 1992                           1,991,918
      Adjustment for year-end change                             56,000
      Granted at $14.375 to $21.00                            1,692,850
      Exercised at $4.475 to $21.25                            (348,630)
      Canceled or expired                                      (106,373)
                                                              ---------
    Outstanding at October 31, 1993                           3,285,765
      Granted at $17.375 to $21.00                              662,263
      Exercised at $5.583 to $21.98                            (419,445)
      Canceled or expired                                      (475,631)
                                                              ---------
    Outstanding at October 31, 1994                           3,052,952
      Granted at $19.313 to $23.00                              474,737
      Exercised at $9.313 to $23.04                            (414,082)
      Canceled or expired                                       (29,470)
                                                              ---------
    Outstanding at October 31, 1995                           3,084,137
                                                              ---------
                                                              ---------
    Exercisable at October 31, 1995 at $9.125 to $25.17       1,911,518
                                                              ---------
                                                              ---------


At October 31, 1995, a total of 8.0 million Dresser common shares were reserved for granting of future options under the 1992 plan.

NOTE I - CAPITAL SHARES

Changes in issued common shares during the three years ended October 31, 1995 are as follows (in thousands):


  Shares at October 31, 1992                               180,810
    Issued under benefit and dividend reinvestment plans       152
                                                           -------
  Shares at October 31, 1993                               180,962
    Sold in a public offering by Wheatley                    2,100
    Issued under benefit and dividend reinvestment plans       986
                                                           -------
  Shares at October 31, 1994                               184,048
    Issued under benefit and dividend reinvestment plans       418
                                                           -------
  Shares at October 31, 1995                               184,466
                                                           -------
                                                           -------

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE I - CAPITAL SHARES (CONTINUED)

Changes in common shares held in treasury during the three years ended October 31, 1995 are as follows (in thousands):


  Treasury shares at October 31, 1992                            876
      Issued under benefit and dividend reinvestment plans      (686)
                                                              ------
  Treasury shares at October 31, 1993                            190
    Exchanged under benefit and dividend reinvestment plans        6
                                                              ------
  Treasury shares at October 31, 1994                            196
    Shares purchased                                           2,327
    Issued under benefit and dividend reinvestment plans        (413)
                                                              ------
  Treasury shares at October 31, 1995                          2,110
                                                              ------
                                                              ------

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

If the Company is acquired in a merger or other business combination not previously approved by the Company's Continuing Directors, each Right then exercisable would entitle its holder to purchase, at the exercise price, that number of shares of the surviving company's common stock which has a market value equal to twice the Right's exercise price. In addition, if any person or group (with certain exceptions) were to acquire beneficial ownership of 15% or more of the Company's Common Stock (unless pursuant to a transaction approved by the Company's Continuing Directors), each Right would entitle all rightholders, other than the 15% stockholder or group, to purchase that number of Series A Junior Preferred Stock having a market value equal to twice the Right's price.

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

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS



NOTE J - COMMITMENTS AND CONTINGENCIES

GENERAL LITIGATION

The Company continues to be involved in a lawsuit brought by parties who purchased a construction equipment dealership from a third party in 1988. In April 1994, the plaintiffs were awarded judgment of $6.5 million for compensatory damages and $4.0 million for punitive damages. The Company appealed the case. Appeal brief was filed in March 1995 and oral arguments were heard in October 1995. A decision is not expected for several months.

The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October 1983 transaction. In May 1994, the jury returned a verdict awarding the plaintiffs $4.0 million in compensatory damages and $50.0 million in punitive damages. On October 13, 1994, the Court ordered a reduction of damages from $54.0 million to $12.0 million. The case has been appealed.

Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with these matters. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

ASBESTOSIS LITIGATION

The Company has approximately 69,000 pending claims, including approximately 36,000 new claims filed in fiscal 1995, in which it is alleged that third parties sustained injuries and damages resulting from the inhalation of asbestos fibers in products manufactured by the Company. The Company believes that the increase in pending asbestos claims from October 31, 1994, reflects more an acceleration of filings rather than an absolute increase in the number of claims for which the Company may be responsible. The Company believes that this acceleration was caused by the perception that federal or state tort reform initiatives pending during 1995 could adversely affect the remedies of potential plaintiffs. Of the pending claims, approximately 17,000 allege injury as a result of exposure to asbestos contained in refractory products. The Company has entered into an agreement with its insurance carriers on these claims that currently covers 80% of its fees, expenses and indemnity payments. A lawsuit has been filed against certain of the Company's excess carriers, which, if successful, would raise that amount to 84%. Since 1976, the Company has tried, settled or summarily disposed of approximately 16,000 such claims for a gross cost of $36.7 million, including legal fees, expenses and indemnity payments. Management has no reason to believe the carriers will not be able to meet their share of the obligations under the agreement. The Company has provided for the estimated exposure, based upon past experience, of the open claims. Refractory product claims subsequent to July 31, 1992, are the responsibility of Harbison-Walker Refractories Company (formerly INDRESCO Inc.) pursuant to an agreement entered into at the time of the spin-off of INDRESCO by the Company.

Of the approximately 52,000 non-refractory product claims, approximately half are covered, in whole or in part, by a separate agreement with insurance carriers. Because the agreement for these claims is governed by exposure dates, the covered amount varies by individual claim, but currently averages 69% of fees, expenses and indemnity payments. Since 1976, the Company has tried, settled or summarily disposed of approximately 9,000 such claims for a gross cost of $6.1 million, including

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ASBESTOSIS LITIGATION (CONTINUED)

legal fees, expenses and indemnity payments. Management has no reason to believe the carriers will not be able to meet their obligations under the agreement.

Regarding the claims that are not currently covered by any agreement with carriers, the Company has tried, settled or summarily disposed of approximately 16,000 such claims since 1976 for a total cost of $4.8 million, including fees, expense and indemnity payments. A lawsuit has been filed against a separate group of insurers seeking to recover the defense and indemnity costs for these claims, and the Company is in negotiation with those carriers. There is no guarantee that the amount covered by insurance under any future agreements will be similar to prior agreements. The Company has provided for the estimated exposure of the open non-refractory claims based upon recent per claim settlement costs.

In 1993, the Company sustained an adverse judgment in cases filed by employees of Ingalls Shipyard in Pascagoula, Mississippi. The Company's share of damages awarded in six cases amounted to $3.8 million plus 10% add on for punitive damages. In August 1995, an agreement was reached with plaintiff's counsel to settle these claims, along with 16,542 additional claims for which the Company is responsible. Individual plaintiffs have the right to opt out of the settlement. The Company expects that the settlement will be implemented in its entirety, and has fully provided for its liability. This settlement, in conjunction with additional settlements subsequent to October 31, 1995, also fully provided for, should reduce the number of pending claims against the Company by about 25%.

In December 1994, a jury in Baltimore, Maryland returned a verdict on the liability portion of a consolidated asbestos case and awarded compensatory damages for five trial plaintiffs, including two against the Company's former Refractory Division. On February 9, 1995, the jury returned its verdict in the punitive damages portion of the case, applying a 200% punitive damage multiplier.

During 1995, the Baltimore Court overturned the jury's verdict both as to any Company responsibility for the asbestos illnesses of the two individual trial plaintiffs and the punitive damage multiplier for the two plaintiffs and future claimants. Plaintiffs have appealed the Court's ruling. The Court did sustain the jury's findings that the Company was negligent in using asbestos in its products and in addition is responsible for any injury caused by exposure to those products on a strict liability basis. These findings, which the Company has appealed, would apply to additional claimants, each of whom would have to establish in a future mini-trial both the existence of an asbestos-related disease and that the Company's products were a substantial cause of that disease.

Management recognizes the uncertainties of litigation and the possibility that a series of adverse rulings could materially impact operating results. However, based upon the Company's historical experience with similar claims, the time elapsed since the Company discontinued sale of products containing asbestos, and management's understanding of the facts and circumstances which gave rise to such claims, management believes that the pending asbestos claims will be resolved without material effect on the Company's financial position or results of operations.
                                        51

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

QUANTUM CHEMICAL LITIGATION

In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility. Quantum sought $200 million in actual damages and twice that amount in punitive damages. Kellogg answered denying the claim and filed a counterclaim against Quantum
alleging libel, slander, breach of contract and fraud.   The case was tried
during 1995. On November 30, 1995, the jury returned a verdict finding that there was no fraud on the part of Kellogg, that Quantum's claim was barred by the statute of limitations, that Quantum is liable for $4.3 million in breach of contract damages, that Quantum is liable for $4.1 million in damages for theft of trade secrets, and that Quantum is liable for $3.0 million of Kellogg's legal fees. The Company believes that Quantum will make various post trial motions and probably will appeal the judgement. The Company has not recognized any income related to the jury verdict.

ENVIRONMENTAL MATTERS

The Company has been preliminarily identified as a potentially responsible party in 89 Superfund sites. Primary responsibility for nine of these sites was assumed by Harbison-Walker Refractories Company (formerly INDRESCO Inc.). The Company has entered into settlements at 26 sites at a total cost of $1.3 million. Upon evaluation of the information concerning various sites, the Company determined that it is not a responsible party and has no liability at 29 sites. Based on the Company's historical experience with similar claims and management's understanding of the facts and circumstances, management believes that the resolution of liability at the 25 remaining sites will be reached without material effect on the Company's financial position or results of operations.

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

OTHER COMMITMENTS

Total rental and lease expense charged to earnings was $103.4 million in 1995, $99.0 million in 1994 and $100.4 million in 1993. At October 31, 1995, the aggregate minimum annual obligations under noncancelable leases were:
$54.3 million for 1996; $33.8 million for 1997; $23.8 million for 1998; $18.6 million for 1999; $10.5 million for 2000; and $43.8 million for all subsequent years. The lease obligations related primarily to general and sales office space and warehouses.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS



NOTE K - POSTRETIREMENT BENEFITS

HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company has health care and life insurance plans for eligible retired U.S. union and non-union employees. Although certain plans are contributory, the Company generally absorbs the majority of the costs. The Company funds the benefit plans as claims and premiums are paid.

During 1993, the Company adopted amendments to certain postretirement medical benefit plans, primarily the non-union plans. The major amendments eliminated benefits for younger employees and established limits on the Company's future cost increases. These amendments resulted in a curtailment gain of $12.8 million in 1993 and unrecognized gains of $208.3 million which are being recognized as a reduction in benefit expense on a straight-line basis over periods of 12 years to 18 years.

The net periodic postretirement benefit expense and the actual benefits paid were as follows (in millions):

                                                       1995      1994      1993
                                                     -------     ------    ------
  Service cost for benefits earned                  $   4.2    $   4.5   $   7.6
  Interest cost on accumulated postretirement
      benefit obligation                               29.7       27.1      40.4
  Net amortization of unrecognized gain               (18.5)     (15.7)     (9.8)
                                                     ------     ------    ------
  Net periodic postretirement
    benefit expense                                 $  15.4    $  15.9   $  38.2
                                                     ------     ------    ------
                                                     ------     ------    ------

Actual benefits paid                                $  25.3    $  24.8   $  22.1
                                                     ------     ------    ------
                                                     ------     ------    ------


The liability of the plans at October 31 was as follows (in millions):


                                                                 1995    1994
                                                              -------   -------
  Actuarial present value of accumulated postretirement
    benefit obligation:
      Retirees                                                $  268.9   $ 268.9
      Fully eligible active plan participants                     47.4      43.8
      Other active plan participants                              69.1      62.1
                                                               -------   -------
        Total accumulated postretirement benefit obligation      385.4     374.8
      Unamortized gains from plan amendments                     173.6     188.7
      Unrecognized net gain                                       75.0      80.5
                                                               -------   -------
  Accrued postretirement benefit liability                    $  634.0  $  644.0
                                                               -------   -------
                                                               -------   -------



Accrued compensation and benefits on the Consolidated Balance Sheet include the current portion of the accrued liability.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS



NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED)

Assumptions used to calculate the Accumulated Postretirement Benefit Obligation as of October 31 were as follows:

                                     1995      1994      1993
                                     -----    ------    ------
  Discount rate                      8.25%    8.25%      7.0%

  Health care trend rate (weighted based on participant count) -
    1995 - 10.0% for 1995 declining to 5.5% in 2002 and level thereafter.
    1994 - 12.0% for 1994 declining to 5.5% in 2003 and level thereafter.
    1993 - 13.0% for 1993 declining to 5.5% in 2003 and level thereafter.



A one percentage-point increase in the assumed health care cost trend rate for each year would increase the net postretirement benefit expense for 1995 by approximately $3.6 million and would increase the accumulated postretirement benefit obligation as of October 31, 1995 by approximately $31.6 million.

PENSION PLANS AND RETIREMENT SAVINGS PLANS

The Company has numerous defined benefit pension plans covering certain employees in the United States. The benefits under the U.S. plans are based primarily on years of service and employees' qualifying compensation during the final years of employment for salaried employees and are based primarily on years of service for hourly employees. The U.S. plans are funded in accordance with the requirements of applicable laws and regulations. The U.S. plan assets are invested in cash, short-term investments, equities, fixed-income instruments and real estate at October 31, 1995.

The Company has additional defined benefit pension plans for employees outside the United States. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds these plans in amounts sufficient to meet the minimum funding requirements under governmental regulations, plus such additional amounts as the Company may deem appropriate.

The Company has defined contribution 401(K) plans for most of its U.S. salaried employees and certain U.S. union hourly employees. Under these plans, eligible employees may contribute amounts through payroll deductions. The employee contributions and employer contributions are invested in funds available under the plans.

During 1995, the Company amended the primary defined benefit pension plans for its U.S. salaried employees and froze the benefits as of May 31, 1995.
In addition, effective June 1, 1995, the Company implemented a new 401(K) retirement savings plan that replaced the previous defined contribution 401(K) plan for most of its U.S. salaried employees. Under the new plan, the Company makes an equalizing contribution for employees covered by the frozen defined benefit pension plan designed to provide employees with benefits comparable to what they would have had if the plan had not been frozen. The May 31, 1995 change to the defined benefit pension plan resulted in a gain of $35.0 million that is being recognized over 10 years as an offset to the expenses of the equalizer contribution under the new retirement savings plan.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

PENSION PLANS AND RETIREMENT SAVINGS PLANS (CONTINUED)

Expense for all defined contribution plans was $24.4 million, $18.6 million and $17.5 million in 1995, 1994 and 1993, respectively. The 1995 expense increase resulted from the new retirement savings plan and is essentially offset by lower defined benefit plan expenses.

Expense for all defined benefit plans and cash contributions to the plans were as follows (in millions):




                                                       1995      1994     1993
                                                      -------   ------   -------
Service cost for benefits earned                     $   17.4  $  22.8  $  19.4
Interest cost on projected benefit obligation            41.0     38.2     36.9
Actual return on plan assets                            (44.6)   (42.0)   (36.0)
Net amortization and deferral                            (1.2)     2.5       .7
                                                      -------   ------   ------
Net pension expense                                  $   12.6  $  21.5  $  21.0
                                                      -------   ------   ------
                                                      -------   ------   ------

Cash contributions                                   $   23.5  $  28.8  $  38.7
                                                      -------   ------   ------
                                                      -------   ------   ------



The funded status of the defined benefit plans on the measurement dates of October 31 was as follows (in millions):

Plans with Assets Exceeding Projected Benefits

                                                               1995         1994
                                                              -------     -------
    Actuarial present value of benefit obligations:
      Vested benefit obligation                              $  238.6    $  136.2
                                                              -------     -------
                                                              -------     -------
      Accumulated benefit obligation                         $  243.3    $  138.1
                                                              -------     -------
                                                              -------     -------
      Projected benefit obligation                           $  262.9    $  158.3
    Plan assets at fair value                                   348.6       236.9
                                                              -------     -------
    Plan assets over projected benefit obligation                85.7        78.6
    Unrecognized net loss (gain)                                 13.3       (10.3)
    Prior service cost not yet recognized in net periodic
       pension expense                                          (29.5)        2.1
    Unrecognized transition net asset                           (19.6)      (20.3)
                                                              -------     -------
    Prepaid pension costs                                    $   49.9    $   50.1
                                                              -------     -------
                                                              -------     -------

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

PENSION PLANS AND RETIREMENT SAVINGS PLANS (CONTINUED)


Plans with Projected Benefits Exceeding Assets



                                                                  1995       1994
                                                                -------      ------
      Actuarial present value of benefit obligations:
         Vested benefit obligation                             $  206.9     $ 271.4
                                                                -------      ------
                                                                -------      ------
         Accumulated benefit obligation                        $  222.5     $ 288.2
                                                                -------      ------
                                                                -------      ------
         Projected benefit obligation                          $  253.5     $ 371.6
      Plan assets at fair value                                   181.8       230.8
                                                                -------      ------
      Projected benefit obligation over plan assets               (71.7)     (140.8)
      Unrecognized net loss                                          .8        48.6
      Prior service cost not yet recognized in net periodic
          pension expense                                          20.8        26.7
      Unrecognized transition obligation                            8.9         6.9
      Adjustment required to recognize minimum liability          (28.3)      (34.5)
                                                                -------      ------
      Pension liability                                        $  (69.5)    $ (93.1)
                                                                -------      ------
                                                                -------      ------

On the Consolidated Balance Sheet, "Other assets" include prepaid pension costs and "Accrued compensation and benefits" include the current portion of the pension liabilities.

The Company recognized an additional minimum pension liability for underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity. As of October 31, 1995 and 1994, the Company had recorded additional liabilities of $28.3 million and $34.5 million, intangible assets of $16.3 million and $21.6 million, and adjustments to shareholders' equity, (net of income taxes and minority interest) of $7.0 million and $7.6 million, respectively.

The actuarial assumptions used in determining funded status of the plans were as follows:


    U.S. Plans                                      1995              1994
                                                ------------      ------------
  Discount rate                                     8.25%            8.25%
  Expected long-term rate of return on assets   8.5% to 9.0%      8.5% to 9.0%
  Rate of increase in compensation levels       4.0% to 5.5%      3.5% to 5.5%

    Foreign Plans

  Discount rate                                 7.0% to 12.5%      6.5% to 12.5%
  Expected long-term rate of return on assets   7.0% to 13.5%      6.0% to 13.5%
  Rate of increase in compensation levels       4.0% to 11.0%      4.5% to 11.0%


                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE L - SUPPLEMENTARY INFORMATION AND SPECIAL CHARGES

Depreciation of property, plant and equipment charged to earnings amounted to $174.4 million in 1995, $187.0 million in 1994 and $185.9 million in 1993.

Amortization of intangibles was $32.2 million in 1995, $29.3 million in 1994 and $25.9 million in 1993 and is included in selling, engineering, administrative and general expenses.

Research and development costs charged to earnings were $96.5 million in 1995, $102.5 million in 1994 and $98.5 million in 1993.

The components of other income (deductions), net on the Consolidated Statements of Earnings are as follows (in millions):

                                            1995       1994        1993
                                          -------     -------     ------
Gain on business disposals                $    -      $  7.1     $    -
Retiree medical benefit plan changes           -           -       12.8
Gains on sales of assets                     7.5         3.1        4.8
Foreign exchange gain (loss)                (1.2)      (13.6)       1.7
                                           -----       -----      -----
                                          $  6.3      $ (3.4)    $ 19.3
                                           -----       -----      -----
                                           -----       -----      -----



Special charges consist of the following (in millions):

                                                         1994     1993
                                                       ------    -------
Parker & Parsley - insurance
   recovery/litigation settlement                      $ 18.4   $ (65.0)
Merger expenses                                         (10.7)    (31.0)
Drill bit pricing litigation                             (9.5)        -
Restructuring charges                                    (6.2)    (13.2)
Retiree medical plan curtailment gain                       -       4.1
                                                        ------   ------
                                                       $ (8.0)  $(105.1)
                                                        ------   ------
                                                        ------   ------


In 1993, the Company recorded expenses of $65.0 million to cover settlement, legal fees and expenses of the Parker & Parsley and related litigation. In April 1994, the Company entered into settlement agreements with certain insurance carriers relating to the $65.0 million Parker & Parsley settlement. The Company had previously received approximately $13.5 million from other insurance carriers in connection with the litigation. Pursuant to the settlement agreements, the Company received approximately $33.8 million, which, after legal fees and a provision for other potential litigation settlements, resulted in a gain of $18.4 million.

In 1994, the Company recorded expenses associated with the Wheatley merger (See Note A) totaling $10.7 million, including professional fees and costs related to eliminating duplicate facilities.

The Company paid $9.5 million in February 1994 for the settlement of drill bit pricing litigation.

In 1994, the Company accrued expenses of $6.2 million primarily for personnel reduction costs associated with restructuring its Valve and Controls operations. Of the costs, $2.5 million was paid in 1994 and $3.7 million was paid in 1995.
                                        57

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE L - SUPPLEMENTARY INFORMATION AND SPECIAL CHARGES (CONTINUED)

The 1993 Special Charges included expenses associated with the Baroid merger (See Note A) totaling $31.0 million for employee severance costs, foreign taxes associated with change of ownership, professional fees, write-off of debt issuance cost and advisory fees paid to Baroid officers. Baroid's Board of Directors concluded that the advisory fee of $3.0 million was warranted in view of the time and service required of certain officers to negotiate and bring about the Merger and the fact that, as a result of their time and service, no investment banker was needed or hired by Baroid to represent Baroid in negotiating the Merger. Such amounts were determined to be reasonable in relation to avoided costs of investment banking fees.

The 1993 Special Charges also included expenses of $13.2 million for restructuring and termination costs partially offset by a $4.1 million gain from curtailment of retiree medical benefits. The curtailments resulted from employee terminations associated with plant closings. These special charges reduced segment operating profit by $6.9 million and the remaining $2.2 million was reflected as nonsegment expenses.

NOTE M - FINANCIAL INSTRUMENTS

The Company does not hold or issue financial instruments for purposes of trading. The carrying amounts of cash and short-term investments, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt, including the current portion, were approximately $4.8 million lower than fair value at October 31, 1995 and approximately $33.4 million higher than fair value at October 31, 1994. Fair values of the debt were determined by reference to market interest rates.

The Company has cash and cash equivalents, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to potential foreign exchange gains and losses arising on future changes in currency exchange rates. The Company hedges such risks by entering into forward exchange contracts. A forward exchange contract is an agreement to exchange different currencies at a specified future date and forward rate. The Company does not enter into forward contracts to engage in speculation nor does the Company hedge investments in foreign entities. The Company had $394.0 million and $248.0 million, notional amounts, of forward exchange contracts outstanding at October 31, 1995 and 1994, respectively. The notional amounts are used to express the volume of these transactions and do not represent exposure to loss. At October 31, 1995, 83% of these contracts were in European currencies, 15% in Japanese Yen and 2% in other currencies. The carrying value of the contracts was not significant. The fair value of the contracts, based on year-end quoted rates for purchasing contracts with similar terms and maturity dates, approximated carrying value and was also not significant.

See Note C for information about a derivative financial instrument that the Company entered into with the purchasers of part of the Company's investment in an unconsolidated affiliate.

The Company's financial instruments do not represent significant credit risks at October 31, 1995 because they are either with high quality financial institutions or widely dispersed across many customers and financial institutions.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE N - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

To provide more informative segment data, the Company has adopted a new segment reporting structure for 1995. The segment titles have been changed for clarity, and sub-segment categories have been expanded. The Energy Valve Division, which was included in the Oilfield Services Segment, is now included in the Energy Equipment Segment in the Flow Control Products category. Prior years have been reclassified to conform to the new reporting structure.

The industry segments are as follows:

      PETROLEUM PRODUCTS AND SERVICES (FORMERLY OILFIELD SERVICES)

      This segment provides services and project management for oil and gas exploration, drilling, completion, production and transmission activities. Principal products and services of the Drilling and Production Operations include integrated well services and project management, drilling fluids systems, drill bits, measurement-while-drilling services, directional drilling services, completion and production tools, production valves and pumps, meters and measuring equipment. Kellogg Oil & Gas Services is an EPIC contractor (engineering, procurement, installation and construction) for subsea and onshore projects, and it supplies ROVs (remotely operated vehicles), seabed equipment, flexible flowlines, riser systems and pipe coating, pipe laying and pipe burying services.

      ENGINEERING SERVICES

      This segment consists of the M. W. Kellogg Company, which provides engineering, construction and related services primarily for the oil and natural gas processing industries. M. W. Kellogg has its own proprietary technologies and utilizes the advanced technologies of others to facilitate the environmentally acceptable conversion of raw hydrocarbons and their chemicals into value-added end products. The company participates in projects involving liquefied natural gas (LNG) plants and receiving terminals, refining and petrochemical activities and ammonia/fertilizer facilities. This includes grassroots activity as well as the modernizing and retrofitting of energy-related complexes for efficiency and environmental control purposes.

      ENERGY EQUIPMENT (FORMERLY HYDROCARBON PROCESSING INDUSTRY)

      This segment designs, manufactures and markets engineered products for oil and gas producers, transporters and processors, petroleum marketers and the power industry. Compression and Pumping Operations include the Dresser-Rand joint venture, which produces compressors, turbines, generators and electric motors, as well as the Ingersoll-Dresser Pump unconsolidated joint venture and the Mono Pumps unit. Measurement Operations supply gasoline dispensing systems, instruments, meters and piping specialities. Flow Control Operations manufacture a broad range of valves (including control, safety, safety relief, ball, check, gate/plug, butterfly and industrial valves) as well as fluid-powered, linear and electric actuators. Power Systems Operations produce engines, generators and blowers.

The Financial Information by Industry Segment and Geographic Area for the years ended October 31, 1995, 1994 and 1993 is included on pages 24 through 29 of Management's Discussion and Analysis included elsewhere in this report and is an integral part of this Note to Consolidated Financial Statements.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS


NOTE O- BAROID FINANCIAL INFORMATION

Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding, and the Notes are fully guaranteed by Dresser (See Note G). Because the Notes remain outstanding, summarized financial information of Baroid is presented as follows (in millions):



                                             OCTOBER 31,
                                        ---------------------
    BAROID CORPORATION                    1995         1994
                                        --------     --------
Current assets                          $  680.0     $  468.9
Noncurrent assets                          532.8        362.0
                                         --------     -------
    Total                               $1,212.8     $  830.9
                                         --------     -------
                                         --------     -------


Current liabilities                        345.1     $  229.5
  Noncurrent liabilities                   408.2        281.7
  Shareholders' equity                     459.5        319.7
                                         --------     -------
    Total                               $1,212.8     $  830.9
                                         --------     -------
                                         --------     -------


                                         1995            1994         1993
                                        -------       --------       -------

Revenues                                $1,323.3     $  923.2      $   832.3
                                         -------      -------         ------
                                         -------      -------         ------
Gross earnings                          $  358.8     $  245.8      $   206.3
                                         -------      -------         ------
                                         -------      -------         ------
Earnings from operations                $  133.1     $   78.2      $    56.9
Other income (deductions)                  (18.5)       (17.8)         (40.1)*
                                         -------      -------         ------
Earnings before taxes
  and minority interests                   114.6         60.4           16.8
Income taxes                               (37.8)       (19.8)         (13.8)
Minority interest                             .4          1.9           (1.5)
                                         -------      -------         -------
Net earnings                            $   77.2         42.5        $   1.5
                                         -------      -------         -------
                                         -------      -------         -------

*Includes $30 million for merger expenses.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS



NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   QUARTERS ENDED
                                                --------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA              JANUARY 31   APRIL 30    JULY 31  OCTOBER 31
                                                ----------   --------    -------- ----------
  1995
    Net revenues                                  $1,300.3   $1,261.2   $1,437.4  $1,629.8
    Gross earnings                                   281.5      295.7      322.1     371.5
                                                   -------     ------    -------   -------
                                                   -------     ------    -------   -------
    Earnings before accounting change             $   38.6    $  45.1   $   45.0  $   84.4
    Cumulative effect of accounting change           (16.0)         -          -         -
                                                   -------     ------    -------   -------
        Net earnings                              $   22.6    $  45.1   $   45.0  $   84.4
                                                   -------     ------    -------   -------
                                                   -------     ------    -------   -------

    Earnings per common share
      Earnings before accounting change           $    .21    $   .25   $    .25  $    .46
      Cumulative effect of accounting change          (.09)         -          -         -
                                                   -------     ------    -------   -------
        Net earnings                              $    .12    $   .25   $    .25  $    .46
                                                   -------     ------    -------   -------
                                                   -------     ------    -------   -------
  1994
   Net revenues                                   $1,396.2   $1,324.5   $1,193.4  $1,416.6
   Gross earnings                                    335.8      314.6      278.0     330.6
      Net earnings                                   195.3(1)    54.6       37.9      74.0(2)
                                                   -------     ------    -------   -------
                                                   -------     ------    -------   -------
   Earnings per common share                      $   1.08   $    .29    $   .21  $    .40
                                                   -------     ------    -------   -------
                                                   -------     ------    -------   -------



(1) Includes gain on sale of interest in Western Atlas joint venture of $146.5 million.
(2) Includes gain on sale of interest in IRI International of $22.1 million and Wheatley merger expense of $7.9 million.

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

          (b)  Reports on Form 8-K.

               None.

          (c) Exhibits - Response to this portion of Item 14 is submitted as a separate section to this report. Management contracts or compensatory plans or arrangements in which Directors or executive officers participate are included in Exhibits 10.1 - 10.24.

          (d)  Financial Statement Schedules - The response to this portion of
               Item 14 is submitted as a separate section of this report.

                                  UNDERTAKINGS

          For the purpose of complying with the rules governing registration statements on Form S-8 under the Securities Act of 1933 (as amended effective July 31, 1990), the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 2-76847 (filed April 5, 1982), 2-81536 (filed January 28, 1983), 33-26099 (filed December 21, 1988), 33-30821 (filed August
28, 1989), 33-48165 (filed May 27, 1992), 33-52067 (filed January 28, 1994) and
33-52989 (filed April 6, 1994), and to the Post-Effective Amendments on Form S-8 to Registration Statement on Form S-4 Nos. 33-50563 (filed January 28, 1994) and 33-54099 (filed August 31, 1994):

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 1996.

                                        DRESSER INDUSTRIES, INC.


                                        By:  /s/ George H. Juetten
                                             ---------------------
                                             George H. Juetten,
                                             Vice President - Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 26, 1996.

SIGNATURETITLE


*WILLIAM E. BRADFORD                         Chief Executive Officer and
-----------------------------------          Director (Principal Executive
(William E. Bradford, Director)              Officer)

/s/ George H. Juetten                        Vice President - Controller
-----------------------------------          (Principal Accounting  Officer)
(George H. Juetten)

*B. D. ST. JOHN                              Vice Chairman of the Board and
-----------------------------------          Director (Principal Financial
(B. D. St. John, Director)                   Officer)

*SAMUEL B. CASEY, JR.                        *J. LANDIS MARTIN
-----------------------------------          -----------------------------------
(Samuel B. Casey, Jr., Director)             (J. Landis Martin, Director)

*LAWRENCE S. EAGLEBURGER                     *JOHN J. MURPHY
-----------------------------------          -----------------------------------
(Lawrence S. Eagleburger, Director)          (John J. Murphy, Chairman of the
                                             Board and Director)

*SYLVIA A. EARLE, PH.D.                      *LIONEL H. OLMER
-----------------------------------          -----------------------------------
(Sylvia A. Earle, Ph.D., Director)           (Lionel H. Olmer, Director)

*RAWLES FULGHAM                              *JAY A. PRECOURT
-----------------------------------          -----------------------------------
(Rawles Fulgham, Director)                   (Jay A. Precourt, Director)

*JOHN A. GAVIN                               *RICHARD W. VIESER
-----------------------------------          -----------------------------------
(John A. Gavin, Director)                    (Richard W. Vieser, Director)

*RAY L. HUNT
-----------------------------------
(Ray L. Hunt, Director)

*By:/s/Alice A. Hinds
    -------------------------------
       Alice A. Hinds
       (Attorney-In-Fact)

                                    FORM 10-K
                      ITEM 14(a)(1) AND (2) AND ITEM 14(d)
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                           YEAR ENDED OCTOBER 31, 1995
                            DRESSER INDUSTRIES, INC.
                                  DALLAS, TEXAS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent accountants are included in Item 8:

                                                                          Page
                                                                         Number
                                                                         ------

     Report of Independent Accountants                                      31

     Consolidated Statements of Earnings--
       Years ended October 31, 1995, 1994, and 1993                         32

     Consolidated Balance Sheets--
       October 31, 1995 and 1994                                            33

     Consolidated Statements of Shareholders' Equity--
       Years ended October 31, 1995, 1994 and 1993                          35

     Consolidated Statements of Cash Flows--
       Years ended October 31, 1995, 1994, and 1993                         36

     Notes to Consolidated Financial Statements                             37

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

Summarized financial statement information for Ingersoll-Dresser Pump Company (49% owned) is presented in Note C to Consolidated Financial Statements included in Item 8.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES

                              (MILLIONS OF DOLLARS)


                                                                                       Col. C
                                                                             ---------------------------
                 Col. A                                         Col. B                Additions              Col. D         Col. E
                 ------                                      ------------    ---------------------------  ------------   -----------
                                                              Balance at      Charged to     Charged to                   Balance at
                                                               Beginning      Costs and        Other                        End of
    DESCRIPTIONS                                               of Period       Expenses       Accounts     Deductions       Period
    ------------                                             ------------    ------------   ------------  ------------   -----------
ALLOWANCE DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY

Year ended October 31, 1995
   For doubtful receivables classified as current assets        $   30.4      $     3.7       $     .7       $   10.2(B)    $   24.6
                                                                --------      ---------       --------       --------       --------
                                                                --------      ---------       --------       --------       --------
   For deferred tax asset valuation
     allowance classified as noncurrent assets                  $   21.9      $       -       $      -       $    6.9       $   15.0
                                                                --------      ---------       --------       --------       --------
                                                                --------      ---------       --------       --------       --------

Year ended October 31, 1994
   For doubtful receivables classified as current assets        $   33.3      $     6.4      $     1.1       $   10.4(B)    $   30.4
                                                                --------      ---------       --------       --------       --------
                                                                --------      ---------       --------       --------       --------
   For deferred tax asset valuation
     allowance classified as noncurrent assets                  $   54.3      $       -      $       -       $   32.4       $   21.9
                                                                --------      ---------       --------       --------       --------
                                                                --------      ---------       --------       --------       --------

Year ended October 31, 1993
   For doubtful receivables classified as current assets        $   27.0      $     7.5      $     5.2(A)    $    6.4(B)    $   33.3
                                                                --------      ---------       --------       --------       --------
                                                                --------      ---------       --------       --------       --------
   For deferred tax asset valuation
     allowance classified as noncurrent assets                  $   42.9      $    11.4      $       -       $      -       $   54.3
                                                                --------      ---------       --------       --------       --------
                                                                --------      ---------       --------       --------       --------


Notes:
 (A) Primarily reclassification from other accrued liabilities, and addition of accounts due to acquisition.
 (B) Receivable write-offs and reclassifications, net of recoveries.

                                INDEX TO EXHIBITS

 EXHIBIT                           DESCRIPTION
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

     4.2 Form of Indenture, between Dresser Industries, Inc. and NationsBank of Texas, N.A., as Trustee, for unsecured debentures, notes and other evidences of indebtedness. (Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 33-59562).

     4.3 Form of Indenture, between Baroid Corporation and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003. (Incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-3, Registration No. 33-60174).

     4.4 Form of Supplemental Indenture, between Dresser Industries, Inc., Baroid Corporation and Texas Commerce Bank N.A. as Trustee, for 8% Guaranteed Senior Notes due 2003. (Incorporated by reference to
             Exhibit 4.3 to Registration Statement on Form S-4 filed by Baroid Corporation, Registration No. 33-53077).

    10.1 Dresser Industries, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 11, 1966, filed pursuant to Regulation 14A, File No. 1-
             4003).

    10.2 Dresser Industries, Inc. Short-Term Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(b) to Registrant's Form 10-K for the year ended October 31, 1992).

    10.3 Dresser Industries, Inc. Retirement Income Plan under ERISA, as amended effective May 1, 1984, and Amendments No. 1, 2 and 3 thereto. (Incorporated by reference to Exhibit 10(d) to Registrant's Form 10-K for the year ended October 31, 1986).

----------------
* Filed Herewith

 EXHIBIT                           DESCRIPTION
 -------                           -----------

    10.4 Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as amended by restatement effective May 1, 1994. (Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended October 31, 1994).

   *10.5 Amendments No. 1 and 2 to the Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as amended and restated effective May 1, 1994.

    10.6 Dresser Industries, Inc. 1982 Stock Option Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 12, 1982, filed pursuant to Regulation 14A, File No. 1-
             4003).

   *10.7 ERISA Excess Benefit Plan for Dresser Industries, Inc. as amended and restated effective June 1, 1995.

   *10.8 ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995.

   *10.9 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective June 1, 1995.

    10.10 Dresser Industries, Inc., Performance Stock Unit Plan. (Incorporated by reference to Exhibit 10(l) to Registrant's Form 10-K for the year ended October 31, 1985).

    10.11 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as amended. (Incorporated by reference for Exhibit 10(n) to Registrant's Form 10-K/A for the year ended October 31, 1992).

    10.12 Dresser Industries, Inc. 1989 Restricted Incentive Stock Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

----------------
* Filed Herewith

  EXHIBIT                          DESCRIPTION
  -------                          -----------

    10.13 Dresser Industries, Inc. 1989 Director Retirement Plan, as amended by restatement effective July 15, 1993. (Incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K for the year ended October 31, 1993).

    10.14 Form of Election for Deferral of Awards pursuant to the Dresser Industries, Inc. 1989 Director Retirement Plan. (Incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K for the year ended October 31, 1993).

   *10.15 The M. W. Kellogg Company Retirement Plan, as amended and restated effective January 1, 1989.

    10.16 Long Term Performance Plan for Selected Employees of The M. W. Kellogg Company. (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended October 31, 1991).

    10.17 Annual Incentive Plan for Selected Employees of The M. W. Kellogg Company. (Incorporated by reference to Exhibit 10(s) to Registrant's Form 10-K for the year ended October 31, 1991).

    10.18 Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

    10.19 Amendments No.1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

----------------
* Filed Herewith

  EXHIBIT                          DESCRIPTION
  -------                          -----------

    10.20    Dresser-Rand Company Pension Plan.  (Incorporated by reference to
             Exhibit 10(y) to Registrant's Form 10-K for the year ended October 31, 1992).

    10.21 Dresser Industries, Inc. Deferred Savings Plan. (Incorporated by reference to Exhibit 10(z) to Registrant's Form 10-K for the year ended October 31, 1992).

    10.22 The M. W. Kellogg Company Executive Benefits Program. (Incorporated by reference to Exhibit 10.26 to Registrant's Form 10-K for the year ended October 31, 1994).

    10.23 The 1995 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-
             4003).

   *10.24 Dresser Industries, Inc. Retirement Savings Plan - A, as adopted effective June 1, 1995.

      *21    Subsidiaries of Registrant at October 31, 1995.

      *23    Consent of Price Waterhouse LLP.

      *24    Powers of Attorney.

      *27    Financial Data Schedule.

----------------
* Filed Herewith