Form 10-Q
period 1996-01-31
DRESSER INDUSTRIES INC /DE/
filed 1996-03-18
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended January 31, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at February 29, 1996
Common Stock, par value $.25                 181,602,020

                              INDEX

                                                                      Page
                                                                     Number

Part I.   Financial Information

   Management's Representation                                       3
   Condensed Consolidated Statements of Earnings
          for the three months ended January 31, 1996 and 1995       4
   Condensed Consolidated Balance Sheets
          as of January 31, 1996 and October 31, 1995                5
   Condensed Consolidated Statements of Cash Flows
          for the three months ended January 31, 1996 and 1995       6
   Notes to Condensed Consolidated Financial Statements             7-11
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       12-16

Part II. Other Information                                           17

Signature                                                            17

Exhibit Index

   Exhibit 27  Financial Data Schedule

                   MANAGEMENT'S REPRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and management's discussion and analysis included in the Company's 1995 Annual Report on Form 10-K.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of January 31, 1996 and October 31, 1995, the results of operations for the three months ended January 31, 1996 and 1995, and cash flows for the three months ended January 31, 1996 and 1995. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In Millions Except per Share Data)

                                                    Three Months Ended
                                                        January 31,
                                                     1996        1995
                                                        (Unaudited)


Revenues                                           $1,462.9   $ 1,300.3
Cost of sales and services                         (1,142.5)   (1,018.8)
   Gross earnings                                     320.4       281.5

Selling, engineering, administrative
   and general expenses                              (237.2)     (217.4)

Other income (deductions)
   Interest expense, net                              (10.0)       (4.2)
   Other, net                                           (.3)          -
                                                      (10.3)       (4.2)

   Earnings before items below                         72.9        59.9

Income taxes                                          (24.8)      (19.8)
Minority interest                                      (1.5)       (1.5)

   Earnings before accounting change                   46.6        38.6

Cumulative effect of accounting
   change, net of tax                                     -       (16.0)

   Net earnings                                    $   46.6    $   22.6

Earnings per common share
   Earnings before accounting change               $    .26    $    .21
   Cumulative effect of accounting
          change                                          -        (.09)
          Net earnings                             $    .26    $    .12

Cash dividends per common share                    $    .17    $    .17

Average common shares outstanding                     181.8       183.8

See accompanying Notes to Condensed Consolidated Financial
Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Millions)

                                                 January 31, October 31,
            ASSETS                                  1996         1995
Current Assets                                         (Unaudited)
   Cash and cash equivalents                     $   163.3   $   248.7
   Notes and accounts receivable, net                936.6       963.7
   Inventories, net                                  825.1       809.4
   Deferred income taxes                              86.3        84.8
   Other current assets                               87.6        94.6
          Total Current Assets                     2,098.9     2,201.2

Investments in and receivables from
   unconsolidated affiliates                         184.7       201.9
Goodwill, net                                        848.1       845.2
Deferred income taxes                                189.5       188.9
Other assets                                         152.3       143.1

Property, plant and equipment - at cost            2,618.2     2,572.9
Less accumulated depreciation                      1,468.5     1,445.8
          Net Property                             1,149.7     1,127.1
            Total Assets                          $4,623.2    $4,707.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term debt and current
          portion of long-term debt               $  166.2    $  131.6
   Accounts payable                                  510.7       520.4
   Contract advances                                 366.4       324.4
   Accrued compensation and benefits                 199.6       237.7
   Income taxes                                      109.7       113.2
   Other current liabilities                         343.2       385.1
          Total Current Liabilities                1,695.8     1,712.4

Employee retirement and postemployment
   benefit obligations                               686.9       689.2
Long-term debt                                       457.9       459.3
Deferred compensation, insurance
   reserves and other liabilities                    111.3       110.7
Minority interest                                     64.7        79.0

Shareholders' Equity
   Common shares                                      46.1        46.1
   Capital in excess of par value                    450.0       451.6
   Retained earnings                               1,270.1     1,285.4
   Cumulative translation adjustments                (97.6)      (76.7)
   Pension liability adjustment                       (7.0)       (7.0)
                                                   1,661.6     1,699.4
   Less treasury shares, at cost                      55.0        42.6
          Total Shareholders' Equity               1,606.6     1,656.8
            Total Liabilities and
              Shareholders' Equity                $4,623.2    $4,707.4

See accompanying Notes to Condensed Consolidated Financial
Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions)

                                                    Three Months Ended
                                                       January 31,
                                                     1996       1995
                                                       (Unaudited)

Cash flows from operating activities:
   Net earnings                                    $   46.6    $   22.6
   Adjustments to reconcile net earnings
          to cash flow:
            Depreciation and amortization              54.4        52.2
            Cumulative effect of accounting
              change, net of tax                          -        16.0
            Equity earnings from
              unconsolidated affiliates               (10.4)       (3.4)
            Minority interest provision                 1.5         1.5
            Changes in working capital                (56.3)       (6.7)
            Changes in non-current assets
              and liabilities                             -       (10.0)

            Net cash provided by operating
              activities                               35.8        72.2

Cash flows from investing activities:
   Capital expenditures                               (84.2)      (40.5)
   Business acquisitions                              (14.7)      (34.0)
          Net cash used by investing
            activities                                (98.9)      (74.5)

Cash flows from financing activities:
   Dividends paid                                     (30.8)      (31.3)
   Purchases of common shares for
          Treasury                                    (17.3)          -
   Increase(decrease) in short-term debt               34.4        (6.4)
   Decrease(increase) in long-term debt                (6.4)        1.7

          Net cash used by financing
            activities                                (20.1)      (36.0)

Effect of translation adjustments on
   cash                                                (2.2)       (2.8)

Net decrease in cash and cash
   equivalents                                        (85.4)      (41.1)

Cash and cash equivalents,
   beginning of period                                248.7       515.0

Cash and cash equivalents,
   end of period                                    $ 163.3     $ 473.9

See accompanying Notes to Condensed Consolidated Financial
Statements.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              January 31, 1996
                                 (Unaudited)

NOTE A - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)

                                                    Three Months Ended
                                                        January 31,
                                                      1996       1995
Revenues
   Petroleum Products and Services
          Drilling and Production Operations      $ 353.4       $ 301.6
          Kellogg Oil and Gas Services              112.8          56.4
                                                    466.2         358.0
   Engineering Services
          M. W. Kellogg Operations                  392.0         318.4

   Energy Equipment
          Compression and Pumping                   275.5         309.3
          Measurement                               147.7         144.9
          Flow Control                              145.8         100.3
          Power Systems                              64.5          71.5
                                                    633.5         626.0
   Eliminations                                     (28.8)         (2.1)
          Total revenues                         $1,462.9      $1,300.3

Operating profit
   Petroleum Products and Services
          Drilling and Production Operations     $   50.3      $   31.3
          Kellogg Oil and Gas Services                2.6           (.2)
                                                     52.9          31.1

   Engineering Services                              19.1          11.4

   Energy Equipment
          Compression and Pumping                    14.1          11.3
          Measurement                                 9.4          17.9
          Flow Control                               12.4           7.7
          Power Systems                               3.2           9.6
                                                     39.1          46.5

            Total segment operating profit          111.1          89.0

Amortization of acquisition intangibles              (8.4)         (7.0)
General corporate expenses                          (19.8)        (17.9)
Interest expense, net                               (10.0)         (4.2)

   Earnings before taxes, minority
          interest and accounting change        $    72.9      $   59.9

NOTE B - ACCOUNTING CHANGE

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

NOTE C - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                                                     Three Months Ended
                                                         January 31,
                                                     1996        1995
   Share of earnings of unconsolidated
          affiliates
            Ingersoll-Dresser Pump (49%
              owned)                               $    9.2    $    4.1
            Other affiliates                            1.2         (.7)
                                                   $   10.4    $    3.4

                                                 January 31, October 31,
                                                    1996        1995

   Investments in and receivables from
          unconsolidated affiliates
            Ingersoll-Dresser Pump (49%
              owned)                                $ 131.4     $ 143.0
            Other affiliates                           53.3        58.9
                                                    $ 184.7     $ 201.9

NOTE D - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                               January 31,  October 31,
                                                  1996         1995
          Finished products and work in
            process                             $ 636.8       $ 617.7
          Raw materials and supplies              188.3         191.7
                                                $ 825.1       $ 809.4

NOTE E - DIVIDENDS

On November 16, 1995, the Company declared a quarterly dividend of $.17 per share of common stock payable on December 20, 1995 to shareholders of record on December 1, 1995.

On January 19, 1996, the Company declared a quarterly dividend of $.17 per share of common stock payable on March 20, 1996 to shareholders of record on March 1, 1996.

NOTE F - LITIGATION AND CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J -
Commitments and Contingencies - in the Company's 1995 Annual
Report on Form 10-K for a complete discussion of these matters.
A discussion of significant changes subsequent to October 31, 1995 follows.

Quantum Chemical Litigation

In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), seeking $200 million in actual damages and twice that amount in punitive damages. Kellogg answered denying the claim and filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud.
The case was tried during 1995. On November 30, 1995, the jury returned a verdict finding that Quantum's claim was barred by the statute of limitations and that Quantum is liable for damages for breach of contract, damages for theft of trade secrets and Kellogg's legal fees. The Court entered a judgment on the verdict on February 5, 1996 which awarded Kellogg $13.7 million. The Company believes that Quantum will file a motion for a new trial and probably will appeal the judgement. The Company has not recognized any income from the judgment.

Asbestosis Litigation

The Company has approximately 68,000 pending claims at January 31, 1996, with approximately 4,000 new claims filed and approximately 5,000 claims settled during the first quarter. Subsequent to January 31, 1996, the Company entered into a settlement agreement covering approximately 4,400 claims in New York. The Company had previously provided for the settlement amounts.


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


NOTE G - BAROID FINANCIAL INFORMATION

Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid) on January 21, 1994. Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding and are fully guaranteed by Dresser. Since the Notes remain outstanding, summarized financial information of Baroid is presented as follows (in millions):

                                          January 31, October 31,
   Baroid Corporation                        1996         1995

    Current assets                         $  686.1     $  680.0
    Noncurrent assets                         540.7        532.8
      Total                                $1,226.8     $1,212.8

    Current liabilities                     $ 321.1     $  345.1
    Noncurrent liabilities                    427.4        408.2
    Shareholders' equity                      478.3        459.5
      Total                                $1,226.8     $1,212.8

                                              Three Months Ended
                                                  January 31,
                                               1996        1995
   Revenues                                 $  357.9     $ 288.7
   Gross earnings                           $  105.0     $  87.0
   Earnings from operations                 $   46.8     $  24.1
   Other income (deductions)                    (7.1)       (3.5)
   Earnings before taxes
     and minority interests                     39.7        20.6
   Income taxes                                (13.5)       (6.8)
   Minority interest.                            (.2)          -
     Net earnings                           $   26.0     $  13.8

             MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

Three Months Ended January 31, 1996 Compared to 1995

In the first quarter of 1996, net earnings and earnings per share were $46.6 million and $.26 compared to $38.6 million and $.21 in 1995 before the effect of an accounting change for postemployment benefits.

First quarter revenues of $1,462.9 million were up $162.6 million or 12.5%, and gross earnings of $320.4 million were up $38.9 million or 14% from the 1995 quarter. These increases reflect strong performances by the Drilling and Production Operations and the M. W. Kellogg Operations. See the Industry Segment Analysis for a detailed discussion.

Selling, engineering, administrative and general expense were $237.2 million in the current quarter versus $217.4 million a year ago, an increase of 9%. The increase was mostly due to the expenses of operations acquired in later months of 1995 and to increased expenses associated with increased business activity. General Corporate expenses of $19.8 million (see Note A) were $1.9 million higher than a year ago primarily due to higher foreign exchange losses - mainly from the currency devaluation in Venezuela.

The quarter's net interest expense of $10.0 million was up $5.8 million from last year due to $4.0 million lower interest income on a lower level of short-term investments and due to $1.8 million higher interest expense mostly attributable to U.S. commercial paper borrowings this year.

The estimated income tax rate for 1996 is currently 34% compared to an estimated 1995 rate of 33% a year ago and the final 1995 tax rate of 32%. The higher 1996 rate reflects a lower projected utilization of foreign tax credits in 1996 than in 1995.

INDUSTRY SEGMENT ANALYSIS

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment. Changes in Segment Revenue and Operating Profit for the three months ended
January 31, 1996 versus 1995 are summarized as follows (in millions):

                                                  Increase(Decrease)
                                                             Operating
                                                   Revenue    Profit

Drilling and Production Operations                 $ 51.8     $ 19.0
Kellogg Oil and Gas Services                         56.4        2.8
           Total Petroleum Products
             and Services                           108.2       21.8
Engineering Services
  M. W. Kellogg                                      73.6        7.7
Compression and Pumping                             (33.8)       2.8
Measurement                                           2.8       (8.5)
Flow Control                                         45.5        4.7
Power Systems                                        (7.0)      (6.4)
  Total Energy Equipment                              7.5       (7.4)
Eliminations                                        (26.7)         -
  Total Operating Units                            $162.6     $ 22.1

Petroleum Products and Services Segment

Drilling and Production Operations

Revenues of $353.4 million and operating profit of $50.3 million were higher than the prior year quarter by 17% and 61%, respectively. Strong activity levels offshore and in international markets helped offset rig count declines in the U.S. and Canada. Sperry-Sun's revenues increased 23% as it benefitted from high utilization rates and the impact of approximately $80 million in new capacity investment during the past two years. The most significant revenue increases by Sperry-Sun were in Latin America, the Middle East, continental Europe, the U.K. and Canada. Baroid Drilling Fluids had a 22% revenue increase reflecting higher volumes in Alaska, Canada, the North Sea, Venezuela and Nigeria. Security DBS also contributed to the improvement in revenues and operating profit.

Operating margin of 14.2% was well ahead of the 10.4% margin achieved in the first quarter last year, and the overall margin for fiscal 1996 is expected to be higher than the 11.25% for fiscal 1995.

Kellogg Oil and Gas Services

Kellogg Oil and Gas Services improved from depressed levels in the prior year generating revenues of $112.8 million, double last year's level, and an operating profit of $2.6 million versus a prior year loss.

Bredero Price's revenues and earnings more than doubled compared to the prior year due to new projects in Colombia and the U.S. and the effect of new work for Statoil in Norway. Sub Sea's revenues were 52% higher than last year reflecting the impact of acquisitions made during 1995. Wellstream, a flexible pipe manufacturer acquired in May 1995, also contributed to the improvement.

Engineering Services Segment

M. W. Kellogg Operations

Revenues of $392.0 million and operating profit of $19.1 million rose 23% and 68%, respectively, from last year's quarter. The gains reflected higher activity on a major gas project in Uzbekistan, liquid natural gas projects in the Far East and an ammonia/fertilizer project in the U.S., combined with the earnings associated with the substantial completion of major contracts. Prior year operating profit was adversely affected by the equity losses of a Mexican affiliate.

Energy Equipment Segment

Compression and Pumping

Dresser-Rand's revenues of $251.9 were down 13% from last year reflecting a seasonally soft first quarter combined with the impact of a major project in Venezuela that was completed in the first quarter of 1995. An increase in the Company's share of Ingersoll-Dresser Pump earnings more than offset the lower quarter for Dresser-Rand.

Measurement

Wayne Division's revenues were essentially the same as last year, but earnings were down versus last year due to lower margins caused by pricing pressures. Instrument Division had higher revenues on higher volume but earnings were level with the prior year.

Flow Control

Energy Valve's revenues and earnings were higher than a year ago primarily from the inclusion of Grove S.p.A. in the current year. Grove, acquired in June 1995, contributed $43.4 million of revenues and $3.7 million of earnings. An improved performance at the Valve and Controls Division also contributed to the overall higher revenues and earnings.

Power Systems

Waukesha had lower revenues and earnings than the prior year resulting from decreased volumes of original equipment shipments. Waukesha's backlog was down 10% from a year ago. Roots had a small operating profit but both revenues and earnings were below last year's levels. However, Roots' backlog is up 75% from a year ago.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's overall financial condition remained strong at January 31, 1996. Total debt was 28% of total capitalization as of January 31, 1996 compared to 26% as of October 31, 1995. The Cash Flow Statement shows that cash and cash equivalents decreased $85 million during the quarter. Major expenditures included $84 million for capital expenditures, $31 million for dividend payments, $17 million for common share repurchases and $15 million for business acquisitions. In addition, $56 million of cash was used for working capital primarily to fund increases in inventories and decreases in payables and accrued liabilities. Domestic commercial paper borrowings and foreign bank loans increased $34 million during the quarter making total debt $617 million as of January 31, 1996.

Shareholders' equity decreased $57 million during the quarter as charges for dividend declarations (two declared, one paid), share repurchases and translation adjustments were more than earnings.

On February 29, 1996, the company filed a Form S-3 with Securities and Exchange Commission for the shelf registration of $400 million of debt securities. An additional $100 million of debt securities remains from a similar filing in June 1993. The timing of sale of the debt securities will depend on the Company's capital requirements, market conditions and cost of other funds.

LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits, and has also been identified as a potentially responsible party in a number of Superfund sites. Note F to Condensed Consolidated Financial Statements includes significant changes subsequent to October 31, 1995.


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


                                   DRESSER INDUSTRIES, INC.




                                   By:  /s/ George H. Juetten
                                        George H. Juetten
                                        Vice President - Controller


Dated: March 15, 1996

                          EXHIBIT INDEX


Exhibit   Description

   27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)