Form 10-Q
period 1996-04-30
DRESSER INDUSTRIES INC /DE/
filed 1996-06-14
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended April 30, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at May 31, 1996
Common Stock, par value $.25                 179,068,397

                              INDEX

                                                                   Page
                                                                  Number

Part I.   Financial Information

   Management's Representation                                      3
   Condensed Consolidated Statements of Earnings
          for the three months and the six months ended
          April 30, 1996 and 1995                                   4
   Condensed Consolidated Balance Sheets
          as of April 30, 1996 and October 31, 1995                 5
   Condensed Consolidated Statements of Cash Flows
          for the six months ended April 30, 1996 and 1995          6
   Notes to Condensed Consolidated Financial Statements          7-11
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   12-16

Part II. Other Information                                         17

Signature                                                          17

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of April 30, 1996 and October 31, 1995, the results of operations for the three months and the six months ended April 30, 1996 and 1995, and cash flows for the six months ended April 30, 1996 and 1995. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In Millions Except per Share Data)

                              Three Months Ended          Six Months Ended
                                   April 30,                   April 30,
                                 1996     1995           1996           1995
                                   (Unaudited)              (Unaudited)

Revenues                     $ 1,629.6  $ 1,261.2      $ 3,092.5    $ 2,561.5
Cost of revenues              (1,279.8)    (965.5)      (2,422.3)    (1,984.3)
  Gross earnings                 349.8      295.7          670.2        577.2

Selling, engineering, administra-
  tive and general expenses     (242.9)    (219.3)        (480.1)      (436.7)

Other income (deductions)
  Interest expense, net          (10.9)      (4.1)         (20.9)        (8.3)
  Other, net                      (4.1)        .2           (4.4)          .2

  Earnings before items below     91.9       72.5          164.8        132.4

Income taxes                     (31.2)     (23.9)         (56.0)       (43.7)

Minority interest                 (3.5)      (3.5)          (5.0)        (5.0)

  Earnings before accounting
    change                        57.2       45.1          103.8         83.7

Cumulative effect of accounting
  change, net of tax                -          -              -         (16.0)

  Net earnings                $   57.2   $   45.1       $  103.8     $   67.7

Earnings per common share
  Earnings from operations    $    .31   $    .25       $    .57    $     .46
  Cumulative effect of accounting
    change                          -          -              -          (.09)
    Net earnings              $    .31   $    .25       $    .57    $     .37

Cash dividends per common
  share                       $    .17   $    .17       $    .34    $     .34

Average common shares
  outstanding                    181.2      182.5          181.5        183.1

See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Millions)

                                           April 30,  October 31,
            ASSETS                           1996         1995
Current Assets                            (Unaudited)
  Cash and cash equivalents              $   198.0   $   248.7
  Notes and accounts receivable, net         995.7       963.7
  Inventories, net                           883.7       809.4
  Deferred income taxes                       84.8        84.8
  Other current assets                       104.2        94.6
    Total Current Assets                   2,266.4     2,201.2

Investments in and receivables from
  unconsolidated affiliates                  188.5       201.9
Goodwill, net                                853.5       845.2
Deferred income taxes                        189.3       188.9
Other assets                                 153.4       143.1

Property, plant and equipment - at cost    2,708.7     2,572.9
Accumulated depreciation and amortization  1,520.2     1,445.8
    Net Property                           1,188.5     1,127.1
      Total Assets                        $4,839.6    $4,707.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt and current
    portion of long-term debt              $ 308.2    $  131.6
  Accounts payable                           441.3       520.4
  Contract advances                          410.3       324.4
  Accrued compensation and benefits          233.8       237.7
  Income taxes                               104.3       113.2
  Other current liabilities                  341.4       385.1
    Total Current Liabilities              1,839.3     1,712.4

Employee retirement and postemployment
  benefit obligations                        683.2       689.2
Long-term debt                               462.2       459.3
Deferred compensation, insurance
  reserves and other liabilities             110.9       110.7
Minority interest                            127.3        79.0

Shareholders' Equity
  Common shares                               46.2        46.1
  Capital in excess of par value             457.9       451.6
  Retained earnings                        1,327.5     1,285.4
  Cumulative translation adjustments        (101.8)      (76.7)
  Pension liability adjustment                (7.0)       (7.0)
                                           1,722.8     1,699.4
  Less treasury shares, at cost              106.1        42.6
    Total Shareholders' Equity             1,616.7     1,656.8
      Total Liabilities and
        Shareholders' Equity              $4,839.6    $4,707.4

   See accompanying Notes to Condensed Consolidated Financial
                          Statements.

           DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Millions)

                                              Six Months Ended
                                                  April 30,
                                               1996       1995
                                            (Unaudited)

Cash flows from operating activities:
  Net earnings                              $ 103.8     $   67.7
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization           108.2        101.4
      Cumulative effect of accounting
        change, net of tax                        -         16.0
      Equity earnings from
        unconsolidated affiliates             (13.8)       (11.1)
      Minority interest provision               5.0          5.0
      Changes in working capital             (135.2)        (2.4)
      Other - net                               2.3          8.9

      Net cash provided by operating
        activities                             70.3        185.5

Cash flows from investing activities:
  Capital expenditures                       (153.2)      (120.3)
  Business acquisitions                       (21.4)       (53.1)
  Cash of acquired businesses                   3.3            -
    Net cash used by investing
      activities                             (171.3)      (173.4)

Cash flows from financing activities:
  Dividends paid                              (61.8)       (62.2)
  Purchases of common shares for
    Treasury                                  (74.4)       (40.1)
  Issuance of common shares for
    warrants                                    7.9            -
  Increase(decrease) in short-term debt       176.9         (5.3)
  Increase(decrease) in long-term debt          2.6         (7.2)

    Net cash used by financing
      activities                               51.2       (114.8)

Effect of translation adjustments on
  cash                                          (.9)         2.6

Net decrease in cash and cash
  equivalents                                 (50.7)      (100.1)

Cash and cash equivalents,
  beginning of period                         248.7        515.0

Cash and cash equivalents,
  end of period                             $ 198.0      $ 414.9

   See accompanying Notes to Condensed Consolidated Financial
                          Statements.

           DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996
                          (Unaudited)

Note A - Information by Industry Segment (In Millions)


                              Three Months Ended  Six Months Ended
                                  April 30,          April 30,
                                1996     1995      1996      1995

Revenues
   Petroleum Products and Services
    Drilling and Production
      Operations              $ 368.6  $ 305.9  $ 722.0   $ 607.5
    Kellogg Oil and Gas
      Services                  153.3     66.6    266.1     123.0
                                521.9    372.5    988.1     730.5

  Engineering Services
    M. W. Kellogg Operations    466.4    343.1    858.4     661.5

  Energy Equipment
    Compression and Pumping     264.9    229.9    540.4     539.2
    Measurement                 154.1    152.8    301.8     297.7
    Flow Control                150.1     97.0    295.9     197.3
    Power Systems                79.0     68.2    143.5     139.7
                                648.1    547.9  1,281.6   1,173.9
  Eliminations                   (6.8)    (2.3)   (35.6)     (4.4)
    Total revenues           $1,629.6 $1,261.2 $3,092.5  $2,561.5

Operating profit
  Petroleum Products and Services
    Drilling and Production
      Operations             $   45.1 $   32.7 $   95.4  $   64.0
    Kellogg Oil and Gas
      Services                   12.0       .8     14.6        .6
                                 57.1     33.5    110.0      64.6

  Engineering Services           21.8     21.5     40.9      32.9

  Energy Equipment
    Compression and Pumping      15.2     11.8     29.3      23.1
    Measurement                  11.8     16.3     21.2      34.2
    Flow Control                 16.4      8.5     28.8      16.2
    Power Systems                 9.2      9.9     12.4      19.5
                                 52.6     46.5     91.7      93.0

      Total segment
        operating profit        131.5    101.5    242.6     190.5

Amortization of acquisition
  intangibles                    (7.8)    (6.8)   (16.2)    (13.8)
General corporate expenses      (20.9)   (18.1)   (40.7)    (36.0)
Interest expense, net           (10.9)    (4.1)   (20.9)     (8.3)

  Earnings before taxes,
    minority interest and
    accounting change         $  91.9  $  72.5  $ 164.8   $ 132.4

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

Note C - Unconsolidated Affiliated Companies

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):


                                  Three Months Ended       Six Months Ended
                                        April 30,              April 30,
                                     1996      1995         1996       1995

   Share of earnings of unconsoli-
     dated affiliates
       Ingersoll-Dresser Pump (49%
         owned)                   $   2.5  $    3.7     $   11.7   $    7.8
       Other affiliates                .9       4.0          2.1        3.3
                                  $   3.4  $    7.7     $   13.8   $   11.1

                                    April 30,    October 31,
                                      1996          1995

   Investments in and receivables
     from unconsolidated affili-
     ates

       Ingersoll-Dresser Pump (49%
         owned)                   $   138.3       $  143.0
       Other affiliates                50.2           58.9
                                  $   188.5       $  201.9

Note D - Inventories

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                     April 30,   October 31,
                                       1996         1995
  Finished products and work in
    process                          $ 684.1     $ 617.7
  Raw materials and supplies           199.6       191.7
                                     $ 883.7     $ 809.4

Note E - Dividends

On May 16, 1996, the Company declared a quarterly dividend of $.17 per share of common stock payable on June 20, 1996 to shareholders of record on June 3, 1996.

Note F - Litigation and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J -
Commitments and Contingencies - in the Company's 1995 Annual
Report on Form 10-K for a complete discussion of these matters.
A discussion of significant changes subsequent to October 31, 1995 follows.

Quantum Chemical Litigation

In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), seeking $200 million in actual damages and twice that amount in punitive damages. Kellogg answered denying the claim and filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud.
The case was tried during 1995. On November 30, 1995, the jury returned a verdict finding that Quantum's claim was barred by the statute of limitations and that Quantum is liable for damages for breach of contract, damages for theft of trade secrets and Kellogg's legal fees. The Court entered a judgment on the verdict on February 5, 1996 which awarded Kellogg $13.7 million. Quantum has filed its bond on appeal, and the Company believes that Quantum intends to appeal the judgment. The Company has not recognized any income from the judgment.

Asbestosis Litigation

The Company has approximately 72,000 pending claims at April 30, 1996, with approximately 8,700 new claims filed and approximately 5,700 claims resolved during the first half of the year. Subsequent to April 30, 1996, the Company settled approximately 6,000 claims in Texas. The Company had previously provided for the settlement amount. In addition, the Company has received dismissals and summary judgments on approximately 11,000 other claims. Certain settlements, previously reported, including approximately 16,500 in Mississippi and approximately 4,400 in New York, are carried as pending until releases are signed.
Resolution of these claims will reduce the number of pending claims at April 30, 1996, by approximately 40% for refractory product claims and 55% for non-refractory product claims.

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

Note G - Baroid Financial Information

Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid) on January 21, 1994. Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding and are fully guaranteed by Dresser. Since the Notes remain outstanding, summarized financial information of Baroid is presented as follows (in millions):

                                           April 30,    October 31,
   Baroid Corporation                        1996         1995

    Current assets                         $  726.6     $  680.0
    Noncurrent assets                         549.9        532.8
      Total                                $1,276.5     $1,212.8

    Current liabilities                    $  336.4     $  345.1
    Noncurrent liabilities                    439.7        408.2
    Shareholders' equity                      500.4        459.5
      Total                                $1,276.5     $1,212.8

                           Three Months Ended    Six Months Ended
                                April 30,            April 30,
                              1996     1995       1996        1995

    Revenues                 $  374.9 $  303.0  $  732.8   $  592.0
    Gross earnings           $  105.0 $   82.0  $  210.0   $  159.9
    Earnings from operations $   44.4 $   28.9  $   91.2   $   53.0
    Other income (deductions)    (4.5)    (7.9)    (11.6)     (11.4)
    Earnings before taxes
      and minority interests     39.9     21.0      79.6       41.6
    Income taxes                (13.6)    (6.9)    (27.1)     (13.7)
    Minority interest             -        (.5)      (.2)       (.5)
    Net earnings             $   26.3 $   13.6  $   52.3   $   27.4

The above information includes Baroid Corporation's oilfield services operations which are reported in Drilling and Production operations and the Sub Sea operations which are reported in Kellogg Oil and Gas Services.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO 1995

CONSOLIDATED OPERATIONS

Earnings per share for the second quarter of 1996 increased 24% to $.31 versus $.25 in the 1995 quarter. Revenues of $1.63 billion were 29% higher, and segment operating profit of $131.5 million was 30% higher than the 1995 quarter.

The quarterly improvement in operating results reflected continuing strong demand for exploration and drilling services, as well as higher levels of activity in pipeline and oil and gas production markets. In addition, demand for compression products is improving and benefiting performance. New bookings during the quarter pushed consolidated backlogs over the $4.0 billion mark for the first time in three years, and the April 30, 1996 backlog of $4.5 billion is 22% above last year and is at a historical high.

During the quarter, Bredero Price completed a strategic alliance with Shaw Industries, Ltd., bringing together two of the world's most progressive and innovative pipecoating companies. In early May, The M. W. Kellogg Company acquired the Granherne Group of London. Granherne, which specializes in front-end engineering and design of upstream oil and gas facilities, is expected to boost Kellogg's position in upstream markets on a global basis.

For the six months ended April 30, 1996, net earnings and earnings per share increased 24% to $103.8 million and $.57 versus $83.7 million and $.46 in 1995 before the effect of an accounting change for post-employee benefits. Six-month revenues of $3.09 billion were 21% higher than a year ago, and operating profit of $242.6 million was 27% higher than a year ago.

The six-month increases in revenues and operating profit were lead by the Drilling and Production Operations, the pipecoating business, and the M. W. Kellogg operations. See the Industry
Segment Analysis for a more detailed discussion.

Selling, engineering, administrative and general expenses of $242.9 million for the quarter and $480.1 million for the six months were about 10% higher than the prior year periods. The increases were primarily due to the expenses of operations acquired in the latter part of 1995 and to increased expenses associated with higher levels of business activity. General Corporate Expenses (see Note A) of $20.9 million for the three months and $40.7 million for the six months were up 15% and 13%, respectively, from the prior year periods. The increases were primarily due to foreign exchange losses resulting from the devaluations of the Venezuelan Bolivar in December 1995 and April 1996.

Net interest expense of $10.9 million in the quarter and $20.9 million in the six months were more than double the amounts in the 1995 periods. A combination of increased interest expense on a higher level of short-term debt and decreased interest income on a lower amount of investments caused the net increases.

The estimated income tax rate for 1996 is currently 34% compared to an estimated 1995 rate of 33% a year ago and the final 1995 tax rate of 32%. The higher 1996 rate reflects a lower projected utilization of foreign tax credits in 1996 than in 1995.

INDUSTRY SEGMENT ANALYSIS

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

Drilling and Production Operations

Revenues increased 20% to $368.6 million for the quarter and 19% to $722.0 million for the six months. Operating profit increased
38% to $45.1 million for the quarter and 49% to $95.4 million for the six months. Baroid Drilling Fluids benefited from higher volume and market share gains in Latin America and Africa as well as the North Sea, Gulf of Mexico and Alaska. Sperry-Sun experienced gains in its major product lines: Formation-Evaluation-While-Drilling (FEWD) services, Directional-While-Drilling (DWD) services and Directional Drilling services. Utilization for these services continues to run at high rates. Operating margins for Security DBS's drill bits improved by better pricing, market activity and product mix. Increased rig counts in offshore and international areas contributed to the gains.

Kellogg Oil and Gas Services

Revenues of $153.3 million for the quarter and $266.1 million for the six months were more than double the amounts in the 1995 periods. Operating profit was $12.0 million in the quarter and $14.6 million in the six months compared to $.8 million and $.6 million the prior year quarter and six months, respectively. The Company's Bredero Price operation benefited from increased pipe-coating activity, particularly in Norway, as well as its expansion during the past year into North and South American markets. Sub Sea International's gains reflected higher levels of engineering work and remotely-operated-vehicle (ROV) activity as well as the impact of acquisitions and overhead cost reductions. Wellstream, acquired in May 1995, also contributed to the improvement. At the end of the second quarter, backlog stood at $504 million versus $490 million last year.

ENGINEERING SERVICES SEGMENT

M. W. Kellogg Operations

Revenues were $466.4 million in the quarter and $858.4 million in the six months representing increases over last year of 36% and 30%, respectively. Operating profit for the quarter of $21.8 million was up slightly from last year while the six-month operating profit of $40.9 million was a 24% increase over 1995. The revenue improvements reflected higher contract activities on projects in the Far East, Uzbekistan and the United States. Operating profit for the quarter was affected by the costs of increased proposal activity incurred on several major bids. Backlog increased to $2.3 billion, 22% higher than the prior year. During the second quarter, Kellogg received a number of major awards for LNG and fertilizer projects.

ENERGY EQUIPMENT SEGMENT

Compression and Pumping

For the quarter, revenues of $264.9 million and operating profit of $15.2 million were higher than last year by 15% and 29%, respectively. For the six months, revenues of $540.4 million were essentially the same as last year, but Operating Profit of $29.3 million was 27% higher than last year.

The improvements for the quarter were essentially attributable to better results at Dresser-Rand which experienced a 17% increase in revenues due largely to higher sales of turbo products and steam generators, as well as improved aftermarket conditions across all products, particularly in Europe. At the end of April, Dresser-Rand's backlog stood at just under $1.1 billion, 32% higher than a year ago. Several contract compression and turbo products awards received in recent months from the North Sea and Latin American customers have contributed to the increase.

An increase in equity earnings from Ingersoll-Dresser Pump Company in the first quarter also contributed to the improvement in the six-month Operating Profit.

Measurement

Revenues of $154.1 million and $301.8 million for the quarter and six months, respectively, were up slightly from last year. However, Operating Profit declined 28% for the quarter and 38% for the six months. The lower earnings primarily resulted from adverse conditions in the Wayne retail fueling systems business where lower margins in the United States and lower volumes in international markets were experienced.

Flow Control

Revenues of $150.1 million for the quarter and $301.8 million for the six months represent increases of 55% and 50%, respectively, over the 1995 periods. Operating Profit of $16.4 million in the quarter and $28.8 million in the six month period was substantially higher than the prior year. Overall, the increases reflected the contributions of Grove S.p.A., acquired in June 1995, as well as revenue and margin improvements at Valve and Controls Division.

Power Systems

Revenues increased 16% to $79.0 million for the quarter and 3% to $143.5 million for the six months. However, Operating Profit decreased 7% in the quarter and 36% in the six months. The earnings decreases were primarily due to 1996 sales of lower margin product lines by Waukesha Engine Division.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's overall financial condition remained strong at April 30, 1996. Since the beginning of the year, the Company used approximately $227.6 million more cash than the operations generated resulting in an increase in short-term borrowings of $176.9 million. Major expenditures included $153.2 million for capital expenditures, $61.8 million for dividends, $74.4 million to repurchase shares and $21.4 million for business acquisitions. In addition, $135.2 million of cash was used to finance working capital primarily for increases in accounts receivable and inventories, and decreases in payables and accrued expenses.

Total debt was $770.4 million as of April 30, 1996, compared to $590.9 million at October 31, 1995. Total debt was 32% of total book capitalization as of April 30, 1996, compared to 26% as of October 31, 1995. Net debt was 9% of market capitalization at April 30, 1996, versus 8% at October 31, 1995.

On February 29, 1996, the Company filed a Form S-3 with Securities and Exchange Commission for the shelf registration of $400 million of debt securities. An additional $100 million of debt securities remains from a similar filing in June 1993. The timing of sale of the debt securities will depend on the Company's capital requirements, market conditions and cost of other funds.

LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits and has also been identified as a potentially responsible party in a number of Superfund sites. Note F to Condensed Consolidated Financial Statements includes significant changes subsequent to October 31, 1995.

                    PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders of Registrant was held on March 21, 1996.

    (c)   At the Annual meeting, the shareholders:

               (i) voted to elect, in an uncontested election, thirteen directors of the Company. Each nominee for Director was elected by a vote of the shareholders as follows:


                                                              Votes
                                             Votes For       Withheld

                    William E. Bradford     163,599,302      514,414
                    Samuel B. Casey, Jr.    163,609,767      503,948
                    Lawrence S. Eagleburger 163,591,300      522,416
                    Sylvia A. Earle         163,649,353      464,363
                    Rawles Fulgham          163,576,317      537,399
                    John Gavin              163,623,788      489,928
                    Ray L. Hunt             163,607,804      505,912
                    J. Landis Martin        163,589,958      523,758
                    John J. Murphy          163,625,277      488,439
                    Lionel H. Olmer         163,639,302      474,413
                    Jay A. Precourt         163,657,932      455,783
                    Bill D. St. John        163,615,347      498,368
                    Richard W. Vieser       163,604,512      509,204

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


Dated: June 13, 1996

                      EXHIBIT INDEX


Exhibit   Description

   27     Financial Data Schedule.  (Pursuant to Item
          601(c)(iv) of Regulation S-K, the Financial Data
          Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)