Form 10-Q/A
period 1996-04-30
DRESSER INDUSTRIES INC /DE/
filed 1996-08-08
CIK 30099

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C.  20549


                                   FORM 10-Q/A


                                 AMENDMENT NO. 1

[x] AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 1996

                                       or

[ ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from            to

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

          (a)  Exhibits

               3(i) Restated Certificate of Incorporation of Registrant, as amended

               10    Form of Consulting Agreement with John Gavin

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

                         DRESSER INDUSTRIES, INC.


                         By:  /s/ George H. Juetten
                              George H. Juetten
                              Vice President - Controller

Dated: August 8, 1996

                               EXHIBIT INDEX

Exhibit        Description

  3(i)         Restated Certificate of Incorporation of registrant, as amended

  10           Form of Consulting Agreement with John Gavin