Form 10-Q
period 1996-07-31
DRESSER INDUSTRIES INC /DE/
filed 1996-09-16
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended July 31, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at August 31, 1996
Common Stock, par value $.25                 175,707,067

                              INDEX

                                                                      Page
                                                                     Number

Part I.   Financial Information

   Management's Representation                                       3
   Condensed Consolidated Statements of Earnings
          for the three months and the nine months ended
          July 31, 1996 and 1995                                     4
   Condensed Consolidated Balance Sheets
          as of July 31, 1996 and October 31, 1995                   5
   Condensed Consolidated Statements of Cash Flows
          for the nine months ended July 31, 1996 and 1995           6
   Notes to Condensed Consolidated Financial Statements           7-11
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    12-16

Part II. Other Information                                          17

Signature                                                           17

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of July 31, 1996 and October 31, 1995, the results of operations for the three months and the nine months ended July 31, 1996 and 1995, and cash flows for the nine months ended July 31, 1996 and 1995. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In Millions Except per Share Data)

                           Three Months Ended          Nine Months Ended
                                July 31,                    July 31,
                             1996     1995             1996       1995
                               (Unaudited)              (Unaudited)

Revenues                    $ 1,638.0   $ 1,437.4      $ 4,730.5   $ 3,998.9
Cost of revenues             (1,268.4)   (1,118.5)      (3,690.7)   (3,102.8)
  Gross earnings                369.6       318.9        1,039.8       896.1

Selling, engineering, administra-
  tive and general expenses    (244.7)     (234.0)        (724.8)     (670.7)

Other income (deductions)
  Interest expense, net         (12.7)       (8.1)         (33.6)      (16.4)
  Other, net                      0.5         0.2           (3.9)        0.4

  Earnings before items below   112.7        77.0          277.5       209.4

Income taxes                    (38.4)      (25.4)         (94.4)      (69.1)

Minority interest                (6.0)       (6.6)         (11.0)      (11.6)

  Earnings before accounting
    change                       68.3        45.0          172.1       128.7

Cumulative effect of accounting
  change, net of tax                -           -              -       (16.0)

  Net earnings               $   68.3    $   45.0       $  172.1    $  112.7

Earnings per common share
  Earnings from operations   $    .38    $    .25       $    .95    $    .71
  Cumulative effect of accounting
    change                          -           -              -        (.09)
    Net earnings             $    .38    $    .25       $    .95    $    .62

Cash dividends per common
  share                      $    .17    $    .17       $    .51    $    .51

Average common shares
  outstanding                   178.4       182.4          180.5       182.9

See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Millions)
                                         July 31,   October 31,
            ASSETS                        1996         1995
Current Assets                           (Unaudited)
  Cash and cash equivalents              $   158.9   $   248.7
  Notes and accounts receivable, net       1,063.6       963.7
  Inventories, net                           907.7       809.4
  Deferred income taxes                       84.5        84.8
  Other current assets                       296.9        94.6
    Total Current Assets                   2,511.6     2,201.2

Investments in and receivables from
  unconsolidated affiliates                  179.7       201.9
Goodwill, net                                873.0       845.2
Deferred income taxes                        188.6       188.9
Other assets                                 154.9       143.1

Property, plant and equipment - at cost    2,770.4     2,572.9
Accumulated depreciation and amortization  1,558.5     1,445.8
    Net Property                           1,211.9     1,127.1
      Total Assets                        $5,119.7    $4,707.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                         $  345.0    $  131.6
  Accounts payable                           491.6       520.4
  Contract advances                          646.8       324.4
  Accrued compensation and benefits          236.0       237.7
  Income taxes                               105.0       113.2
  Other current liabilities                  402.3       385.1
    Total Current Liabilities             $2,226.7    $1,712.4

Employee retirement and postemployment
  benefit obligations                        680.1       689.2
Long-term debt                               457.5       459.3
Deferred compensation, insurance
  reserves and other liabilities             105.9       110.7
Minority interest                            138.1        79.0

Shareholders' Equity
  Common shares                               46.2        46.1
  Capital in excess of par value             454.7       451.6
  Retained earnings                        1,335.2     1,285.4
  Cumulative translation adjustments        (101.0)      (76.7)
  Pension liability adjustment                (7.0)       (7.0)
                                           1,728.1     1,699.4
  Less treasury shares, at cost              216.7        42.6
    Total Shareholders' Equity             1,511.4     1,656.8
      Total Liabilities and
        Shareholders' Equity              $5,119.7    $4,707.4
Actual common shares outstanding             176.8       182.4

See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions)
                                        Nine Months Ended
                                             July 31,
                                         1996       1995
                                           (Unaudited)

Cash flows from operating activities:
  Net earnings                          $ 172.1      $ 112.7
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization       167.0        152.2
      Cumulative effect of accounting
        change, net of tax                    -         16.0
      Equity earnings from
        unconsolidated affiliates         (20.2)       (12.6)
      Minority interest                    11.0         11.6
      Changes in working capital         (116.4)       (25.1)
      Other - net                           4.4          3.5

      Net cash provided by operating
        activities                        217.9        258.3

Cash flows from investing activities:
  Capital expenditures                   (223.7)      (193.3)
  Business acquisitions                   (29.5)      (325.7)
  Cash of acquired businesses               3.3          8.6
    Net cash used by investing
      activities                         (249.9)      (510.4)

Cash flows from financing activities:
  Dividends paid                          (92.3)       (93.2)
  Purchases of common shares for
    Treasury                             (191.4)       (40.1)
  Issuance of common shares                18.0          3.7
  Increase in short-term debt             213.4        129.9
  Decrease in long-term debt               (1.8)       (13.2)

    Net cash used by financing
      activities                          (54.1)      ( 12.9)

Effect of translation adjustments on
  cash                                     (3.7)         2.2

Net decrease in cash and cash
  equivalents                             (89.8)      (262.8)

Cash and cash equivalents,
  beginning of period                     248.7        515.0

Cash and cash equivalents,
  end of period                        $  158.9     $  252.2

See accompanying Notes to Condensed Consolidated Financial Statements.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              July 31, 1996
                               (Unaudited)

Note A - Information by Industry Segment (In Millions)

                           Three Months Ended          Nine Months Ended
                                  July 31,                  July 31,
                             1996       1995            1996      1995

Revenues
   Petroleum Products and Services
     Drilling and Production
       Operations            $  386.8   $  327.9       $1,108.8   $  935.4
     Kellogg Oil and Gas
       Services                 167.3      102.6          433.4      225.6
                                554.1      430.5        1,542.2    1,161.0

  Engineering Services
    M. W. Kellogg Operations    391.0      393.9        1,249.4    1,055.4

  Energy Equipment
    Compression and Pumping     315.8      282.5          856.2      821.7
    Measurement                 154.3      150.5          456.1      448.2
    Flow Control                157.8      125.0          453.7      322.3
    Power Systems                70.4       64.6          213.9      204.3
                                698.3      622.6        1,979.9    1,796.5
  Eliminations                   (5.4)      (9.6)         (41.0)     (14.0)
    Total revenues           $1,638.0   $1,437.4       $4,730.5   $3,998.9

Operating profit
  Petroleum Products and Services
    Drilling and Production
      Operations             $   50.3   $   37.2       $  145.7   $  101.2
    Kellogg Oil and Gas Services 11.1        6.2           25.7        6.8
                                 61.4       43.4          171.4      108.0

  Engineering Services           24.7       15.8           65.6       48.7

  Energy Equipment
    Compression and Pumping      26.7       21.6           56.0       44.7
    Measurement                  12.8       14.1           34.0       48.3
    Flow Control                 17.8       12.0           46.6       28.2
    Power Systems                 9.8        5.3           22.2       24.8
                                 67.1       53.0          158.8      146.0

      Total segment
        operating profit        153.2      112.2          395.8      302.7

Amortization of acquisition
  intangibles                    (7.3)      (7.5)         (23.5)     (21.3)
General corporate expenses      (20.5)     (19.6)         (61.2)     (55.6)
Interest expense, net           (12.7)      (8.1)         (33.6)     (16.4)

  Earnings before taxes,
    minority interest and
    accounting change        $  112.7   $   77.0       $  277.5   $  209.4

Note B - Accounting Change

Effective November 1, 1994, Dresser Industries, Inc. (the Company) changed its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, Employers Accounting for Postemployment Benefits (SFAS 112). Postemployment benefits include salary continuation, disability and health care for former or inactive employees who are not retired. Medical benefits for employees on long-term disability are the most significant of these benefits. SFAS 112 requires accrual of the cost of these benefits currently. The Company had previously accrued the liability for salary continuation but had accounted for the other benefits as benefits were paid. The Condensed Consolidated Statement of Earnings for the nine months ended July 31, 1995 includes a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share for the cumulative effect of the accounting change.

Note C - Unconsolidated Affiliated Companies

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                           Three Months Ended          Nine Months Ended
                                July 31,                    July 31,
                             1996       1995           1996         1995

  Share of earnings of unconsoli-
    dated affiliates
      Ingersoll-Dresser Pump (49%
        owned)               $    4.7    $    3.0      $   16.4     $   10.8
      Other affiliates            1.7        (1.5)          3.8          1.8
                             $    6.4    $    1.5      $   20.2     $   12.6

                                        July 31,        October 31,
                                          1996             1995

  Investments in and receivables
    from unconsolidated affili-
    ates

      Ingersoll-Dresser Pump (49%
        owned)                           $ 130.1       $ 143.0
      Other affiliates                      49.6          58.9
                                         $ 179.7       $ 201.9

Note D - Inventories

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                        July 31,      October 31,
                                         1996            1995

  Finished products and work in
    process                             $ 699.4        $ 617.7
  Raw materials and supplies              208.3          191.7
                                        $ 907.7        $ 809.4

Note E - Dividends

On July 18, 1996, the Company declared a quarterly dividend of $.17 per share of common stock payable on September 20, 1996 to shareholders of record on September 3, 1996.

Note F - Litigation and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J - Commitments and Contingencies - in the Company's 1995 Annual Report on Form 10-K for a complete discussion of these matters. A discussion of significant changes subsequent to October 31, 1995 follows.

Quantum Chemical Litigation

In October 1992, Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), seeking $200 million in actual damages and twice that amount in punitive damages. Kellogg answered denying the claim and filed a counterclaim against Quantum alleging libel, slander, breach of contract
and fraud.   The case was tried during 1995.  On November 30, 1995, the jury returned a verdict finding that Quantum's claim was barred by the statute of limitations and that Quantum is liable for damages for breach of contract, damages for theft of trade secrets and Kellogg's legal fees.
The Court entered a judgment on the verdict on February 5, 1996 which awarded Kellogg $13.7 million. Quantum has filed its bond on appeal, and the Company believes that Quantum will continue the steps necessary to appeal the judgment. The Company has not recognized any income from the judgment.

Asbestosis Litigation

The Company has approximately 64,700 pending claims at July 31, 1996, with approximately 14,400 new claims filed and approximately 18,500 claims resolved during the first three quarters of the fiscal year. Certain settlements, previously reported, including approximately 16,500 in Mississippi, approximately 4,400 in New York, and approximately 3,000 in Texas are carried as pending until releases are signed. Resolution of these claims will reduce the number of pending claims at July 31, 1996, by approximately 40% for refractory product claims and 35% for non-refractory product claims.

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

Note G - Baroid Financial Information

Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid) on January 21, 1994. Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes (the Notes) remain outstanding and are fully guaranteed by the Company. Since the Notes remain outstanding, summarized financial information of Baroid is presented as follows (in millions):

                                            July 31,  October 31,
   Baroid Corporation                         1996       1995

    Current assets                         $  802.4     $  680.0
    Noncurrent assets                         559.9        532.8
      Total                                $1,362.3     $1,212.8

    Current liabilities                    $  397.2     $  345.1
    Noncurrent liabilities                    430.5        408.2
    Shareholders' equity                      534.6        459.5
      Total                                $1,362.3     $1,212.8

                           Three Months Ended          Nine Months Ended
                                July 31,                    July 31,
                             1996       1995           1996         1995

    Revenues                 $  424.6   $  355.8       $1,157.4     $  947.8
    Gross earnings           $  117.3   $   95.6       $  327.3     $  255.5
    Earnings from operations $   50.5   $   34.8       $  141.7     $   87.8
    Other income (deductions)    (2.3)      (4.9)         (13.9)       (13.6)
    Earnings before taxes
      and minority interests     48.2       29.9          127.8         74.2
    Income taxes                (16.3)      (9.9)         (43.4)       (24.5)
    Minority interest             (.3)        .1            (.5)         (.4)
    Net earnings             $   31.6   $   20.1       $   83.9     $   49.3

The above information includes Baroid Corporation's oilfield services operations which are reported in Drilling and Production operations and the Sub Sea operations which are reported in Kellogg Oil and Gas Services.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1996 COMPARED TO 1995

CONSOLIDATED OPERATIONS

Third quarter 1996 earnings per share increased 52% to $0.38 versus $0.25 in the 1995 third quarter. Revenues of $1.6 billion were 14% higher and segment operating profit of $153.2 million was 37% higher than in the 1995 third quarter.

The quarterly improvement in operating results reflected sustained economic growth in developed and developing countries driving demand for products derived from oil and natural gas -- transportation fuels, petrochemicals, fertilizers and power. July 31, 1996 consolidated backlog rose to an all-time high of $4.5 billion, 25% higher than the level of a year ago.

Earnings per share for the nine months ended July 31, 1996 were $0.95 versus $0.71 before the effect of an accounting change for post-employment benefits in 1995, an increase of 34%. Revenues of $4.7 billion were 18% higher and segment operating profit of $395.8 million was 31% higher than a year ago.

The nine-month increases in revenues and operating profit were lead by the Drilling and Production Operations, the Bredero Shaw pipecoating business, and the M. W. Kellogg operations. See the Industry Segment Analysis for a more detailed discussion.

Selling, engineering, administrative and general expenses of $244.7 million for the quarter and $724.8 million for the nine months were higher by 4% and 8%, respectively, than the prior year periods. The increases were primarily due to the expenses of operations acquired in the latter part of 1995 and to increased expenses associated with higher levels of business activity. General Corporate Expenses (see Note A) of $20.5 million for the three months and $61.2 million for the nine months were up 5% and 10%, respectively, from the prior year periods. The increase for nine months was primarily due to foreign exchange losses resulting from the devaluations of the Venezuelan Bolivar in December 1995 and April 1996.

Net interest expense of $12.7 million in the quarter and $33.6 million in the nine months was up 57% and 105%, respectively, from the 1995 periods.
A combination of increased interest expense on a higher level of short-term debt and decreased interest income on a lower amount of investments caused the net increases.

The estimated income tax rate for the nine months ended July 31, 1996 is 34% compared to an estimated rate of 33% for the nine months ended July 31, 1995 and the final 1995 tax rate of 32%. The higher 1996 rate reflects lower projected utilization of foreign tax credits in 1996 than in 1995.

INDUSTRY SEGMENT ANALYSIS

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

Drilling and Production Operations

Revenues rose 18% to $386.8 million for the quarter and 19% to $1,108.8 million for nine months. Operating profit increased 35% to $50.3 million for the quarter and 44% to $145.7 million for nine months. These gains reflect the higher volumes and firmer pricing related to an 8% improvement in the worldwide rig count. A 16% increase in the offshore rig count has created greater demand for synthetic drilling fluids, formation-evaluation-while-drilling (FEWD) products and fixed-cutter drill bits. Activity levels remained high in the major oil and gas producing regions, including the Gulf of Mexico, North Sea, South America and West Africa. Operating margins (return on sales) improved at the major operating units.

Kellogg Oil and Gas Services

Revenues for the quarter increased 63% to $167.3 million while operating profit increased 79% to $11.1 million. For the nine months, revenues increased 92% to $433.4 million and operating profit rose to $25.7 million from $6.8 million last year. Bredero Shaw is benefiting from major pipecoating activity in the Norwegian sector of the North Sea. Wellstream continues to be profitable due to improved demand for its flexible pipe and riser systems. At Sub Sea, strong results in the European market were more than offset by intense competitive pressure and adverse weather conditions in the Gulf of Mexico.

ENGINEERING SERVICES SEGMENT

M. W. Kellogg Operations

For the quarter, M. W. Kellogg revenues were $391.0 million. Operating profit of $24.7 million increased 56%. Nine months revenues of $1,249.4 million were up 18% from 1995 and operating earnings of $65.6 million were up 35%. Increasing activity on projects booked earlier this fiscal year (including several LNG, fertilizer and ethylene projects) was offset by lower revenues from projects that are nearing completion resulting in flat revenues for the quarter. Higher earnings were due to lower proposal costs in the current quarter and a prior-year loss at a Mexican affiliate. Excluding the effect of that loss, earnings increased 25% in the current year quarter. M. W. Kellogg's backlog at July 31, 1996 was $2.5 billion, 57% higher than the $1.6 billion level a year ago.

ENERGY EQUIPMENT SEGMENT

Compression and Pumping

Revenues for the quarter improved 12% to $315.8 million and operating profit increased 24% to $26.7 million. For the nine months, revenues of $856.2 million were up slightly from last year. Operating earnings of $56.0 million were up 25%. Revenues and profit improved at each operating unit -- Dresser-Rand, Ingersoll-Dresser Pump and Mono. At Dresser-Rand, a major contract compression project is performing in excess of target, and demand for Dresser-Rand Turbo Products continues at high levels. At the end of the quarter,backlog for Dresser-Rand stood at $1.1 billion, somewhat higher than the $1.0 billion level of a year ago.

Measurement

Revenues of $154.3 million and $456.1 million for the quarter and nine months, respectively, were up slightly from last year. However, Operating Profit declined 9% for the quarter and 30% for the nine months. The lower earnings primarily resulted from adverse conditions in the Wayne retail fueling systems business which is feeling the effects of pricing pressure in key markets.

Flow Control

Revenues of $157.8 million for the quarter and $453.7 million for the nine months represent increases of 26% and 41%, respectively, over the 1995 periods. Operating Profit of $17.8 million in the quarter and $46.6 million in the nine month period was substantially higher than the prior year. Both the Valve and Controls and Energy Valve Divisions generated significant revenue and profit growth. The improvement at Valve and Controls reflected volume growth associated with increased project activity in refining, chemicals and power generation. The gains at Energy Valve reflected the acquisition of Grove, completed in June 1995, as well as significant growth in served markets.

Power Systems

Revenues increased 9% to $70.4 million for the quarter and 5% to $213.9 million for the nine months. Operating Profit increased 85% to $9.8 million in the quarter, but was 10% under last year for the nine months. In the quarter, Waukesha Engine Division gained from improving activity in gas compression markets and a product mix that favored high horsepower engines and packaged power generation products.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's overall financial condition remained strong at July 31, 1996. Since the beginning of the year, the Company used approximately $303.2 million more cash than the operations generated resulting in an increase in short-term borrowings of $213.4 million. Major expenditures included $223.7 million for capital expenditures, $92.3 million for dividends, $191.4 million to repurchase shares and $29.5 million for business acquisitions.
In addition, $116.4 million of cash was used to finance working capital primarily for increases in accounts receivable and inventories, and decreases in payables and accrued expenses.

Total debt was $802.5 million as of July 31, 1996, compared to $590.9 million at October 31, 1995. Total debt was 35% of total book capitalization as of July 31, 1996, compared to 26% as of October 31, 1995. Net debt was 12% of market capitalization at July 31, 1996, versus 8% at October 31, 1995.

LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits and has also been identified as a potentially responsible party in a number of Superfund sites. Note F to Condensed Consolidated Financial Statements includes significant changes subsequent to October 31, 1995.

SUBSEQUENT EVENT

On August 9, 1996, the Company successfully completed the issuance of $300 million of 7.6% debentures (priced to yield 7.62%) due August 15, 2096.
The net proceeds of $295.7 million will be used for the repayment of commercial paper and for general corporate purposes including the repurchase of the Company's Common Stock.


                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    Exhibit 27     Financial Data Schedule

               (b) A Report on Form 8-K dated August 6, 1996 was filed for Item 7.

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


Dated: September 13, 1996


                          EXHIBIT INDEX


Exhibit   Description

   27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)