Form 10-K
period 1996-10-31
DRESSER INDUSTRIES INC /DE/
filed 1997-01-28
CIK 30099

                           FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996.

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

Common Stock, Par Value                New York Stock Exchange, Inc.
  25 CENTS Per Share                   Pacific Stock Exchange Incorporated
Baroid Corporation 8% Guaranteed       New York Stock Exchange, Inc.
  Senior Notes due 2003
Preferred Stock Purchase Rights        New York Stock Exchange, Inc.
                                       Pacific Stock Exchange Incorporated

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of January 3, 1997) held by non-affiliates of the registrant was approximately $5,576 million.

As of January 3, 1997, there were 175,819,288 shares of Dresser Industries, Inc. Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Sections of Registrant's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement (Part III).

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

     For the fiscal year ended October 31, 1996, consolidated revenues of Registrant amounted to $6,561.5 million. A majority of such revenues was derived from the sale of products and services to energy-oriented industries, including oil and gas exploration, drilling and production, gas transmission and distribution; petroleum and chemical processing; production of electricity; and marketing of petroleum products.

     Registrant's operations are divided into three industry segments:
Petroleum Products and Services; Engineering Services and Energy Equipment.

     The Information by Industry Segment is included in Note N to Consolidated Financial Statements on page 56 and in Management's Discussion and Analysis on pages 23-26. This information includes sales and service revenues, operating profit or loss and identifiable assets attributable to each of Registrant's business segments for each of the past three fiscal years. This information should be read in conjunction with the consolidated financial statements, notes and accountant's report appearing in Item 8 of this report.

     Effective February 29, 1996, Dresser entered into an agreement to form a joint venture with Shaw Industries Ltd. ("Shaw"). Dresser contributed its Bredero Price assets and Shaw contributed its Shaw Pipe Protection assets both on a world wide basis. Dresser has an option to purchase Shaw's interest in the joint venture at the end of the second and fourth years of the joint venture. Shaw also has the right to require Dresser to purchase Shaw's interest in the joint venture under the same provisions.

     In August 1996, Dresser issued $300,000,000 in 7.60% unsecured debentures due in 2096. A portion of the proceeds of the debt issuance were used to repurchase shares of Dresser's common stock and to reduce short term borrowings.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

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

DRILLING AND PRODUCTION OPERATIONS

     DRILLING FLUIDS

     Baroid Drilling Fluids provides oil and gas producers specially formulated fluids used in the drilling process to lubricate and cool the drill bit, seal porous well formations, remove rock cuttings and control downhole pressure. It also provides completion fluids and wellsite services. Total revenues for Drilling Fluids were $680.6 in 1996, $532.0 in 1995 and $554.0 million in 1994. Revenues include $147.0 million in 1994 for M-I Drilling Fluids Company which was sold effective February 28, 1994.

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

     PROJECT MANAGEMENT

     Dresser Drilling and Production Services was formed to provide oil and gas producers with project management capabilities and the integrated services and products required to drill and complete wells more efficiently. Its activities include well planning, project management and the procurement of wellsite drilling, completion and production services and equipment.

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

     PIPE COATING PRODUCTS AND SERVICES

     The Bredero-Shaw joint venture provides a broad range of speciality pipe coating, insulation and related services to protect pipelines above ground, below ground and offshore in major oil and gas producing areas of the world.

     UNDERWATER EQUIPMENT AND SERVICES

     Sub Sea International provides production companies and offshore rig operators with diving and underwater engineering services. Sub Sea equipment is used to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities. Sub Sea designs, manufactures and deploys remotely operated vehicles (ROVs) which are often used to perform these services. Wellstream designs, manufactures and markets non-bonded flexible pipe for the oil and gas industry. Products including flowlines, jumpers, service lines, and static and dynamic risers for both subsea and topside applications.

ENGINEERING SERVICES SEGMENT

     The M.W. Kellogg Company, provides engineering, construction and related services primarily to the hydrocarbon process industries. Kellogg provides its own proprietary technologies and the advanced technologies of others to facilitate the environmentally acceptable conversion of raw hydrocarbon and other chemicals into value-added end products. Kellogg's services include the development of processes, engineering design, construction and procurement for energy-related complexes in the U.S. and international regions. Kellogg participates in projects involving liquefied natural gas (LNG) plants and receiving terminals, refining and petrochemical activities, ammonia/fertilizer facilities and the retrofitting of all kinds of energy-related complexes for environmental purposes. Revenues for The M.W. Kellogg Company were $1,621.9 million, $1,457.6 million and $1,265.2 million for 1996, 1995 and 1994, respectively.

ENERGY EQUIPMENT SEGMENT

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

     COMPRESSION AND PUMPING

     Dresser-Rand Company, a New York partnership in which Dresser has 51% interest, manufactures turbines, compressors, electric motors, generators and turbine-generator sets utilized in gas processing, refining and petrochemical activities. Dresser-Rand also is a producer of gas injection compression systems that enhance oil production and a manufacturer of powerful pipeline boosters for the transmission of natural gas.

     The Consolidated Statements of Earnings for 1996, 1995 and 1994 include $1,177.8 million, $1,138.3 million and $1,234.5 million, respectively, of Dresser-Rand's revenues.

     Ingersoll-Dresser Pump Company, a partnership in which Dresser has 49% interest, develops, manufactures and markets a broad range of pump products and services on a global basis through local facilities in more than 40 countries. The company's pumps are used for critical and non-critical service in a wide variety of applications associated with power generation, chemical and petrochemical processing, oil and gas production, water distribution and water and waste water treatment. The product line includes heavy-duty process, submersible, vertical turbine, standard end-suction, horizontal split-case, centrifugal, and multi-stage pumps.

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

     POWER SYSTEMS

     Dresser's Waukesha Engine Division produces spark-ignited and gas fueled engines and power systems. The division's products are used throughout the world in the gathering and storage of natural gas and as drivers for crude oil pumping and prime movers for electrical power generation and cogeneration.

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

BACKLOG

     The backlog of unfilled orders at October 31, 1996, 1995 and 1994 is included in Management's Discussion and Analysis on pages 25-26.

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

FOREIGN OPERATIONS

     Registrant maintains manufacturing, marketing or service facilities serving more than 60 foreign countries. Global distribution of products and services is accomplished through more than 455 subsidiary and affiliated companies engaged in various production, manufacturing, service, and marketing functions, and through foreign representatives serving the principal market areas of the world.

     The Information by Geographic Area is included in Management's Discussion and Analysis on page 24.

     Registrant's foreign operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, operating in highly inflationary environments, and exchange control and currency problems.

RESEARCH, DEVELOPMENT AND PATENTS

     Registrant's divisions, subsidiaries and affiliates conduct research and development activities in laboratories and test facilities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. For the fiscal years ended October 31, 1996, 1995 and 1994, Registrant spent $110.6 million, $96.5 million and $102.5 million, respectively, for research and development activities.

     At December 1, 1996, Registrant and its subsidiaries and affiliates owned 1,790 patents and had pending 1,129 patent applications, covering various products and processes. They also were licensed under patents owned by others. Registrant does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of Registrant's total business.

EMPLOYEES

     As of October 31, 1996, Registrant had approximately 19,200 employees in the United States (an increase of approximately 2% from October 31, 1995), of whom approximately 5,800 were members of 12 unions represented by 22 bargaining units. As of the same date, Registrant had approximately 12,900 employees at foreign locations of whom approximately 2,500 were members of unions. During fiscal 1996, Registrant experienced no contract negotiation strikes in the United States. Relations between Registrant and its employees are generally considered to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT

     The names and ages of all executive officers of Registrant, all positions and offices with Registrant presently held by each person named and their business experience during the last five years are stated below:


                                              PRINCIPAL OCCUPATION DURING
  NAME, AGE AND POSITION                            PAST FIVE YEARS
  ----------------------                      ---------------------------
William E. Bradford             (62)     Chairman of the Board of Registrant
Chairman of the Board, Chief             since December 1996, President March
Executive Officer and Director           1992 - December 1996, Chief Executive
                                         Officer since November 1995, Chief
                                         Operating Officer March 1992 -
                                         November 1995; President and Chief
                                         Executive Officer of Dresser-Rand
                                         Company February 1988 - March 1992;
                                         Senior Vice President - Operations of
                                         Registrant March 1984 - March 1992.

Donald C. Vaughn                   (60)  President and Chief Operating Officer
President, Chief Operating Officer       of  Registrant since December 1996,
and Director                             Executive Vice President November 1995
                                         - December 1996, Senior Vice President
                                         - Operations January 1992 - November
                                         1995; Chairman, President and Chief
                                         Executive Officer of M. W. Kellogg,
                                         Inc. June 1995 - June 1996; Chairman
                                         and Chief Executive Officer of The M.
                                         W.  Kellogg Company September 1986 -
                                         June 1996, President November 1983 -
                                         June 1995.

James L. Bryan                     (60)  Senior Vice President - Operations of
Senior Vice President - Operations       Registrant since January 1994, Vice
                                         President - Operations May 1990 -
                                         January 1994.

Clint E. Ables                     (57)  Vice President and General Counsel of
Vice President and General Counsel       Registrant since October 1993, Vice
                                         President - Corporate Development
                                         November 1992 - October 1993, Senior
                                         Counsel - Corporate Ventures July 1986
                                         - November 1992.

Paul M. Bryant                     (50)  Vice President - Human Resources of
Vice President - Human  Resources        Registrant since May 1993; Vice
                                         President - Human Resources of
                                         Dresser-Rand Company January 1987 -
                                         May 1993.

                                              PRINCIPAL OCCUPATION DURING
  NAME, AGE AND POSITION                            PAST FIVE YEARS
  ----------------------                      ---------------------------
George A. Helland                  (59)  Vice President of Registrant since
Vice President                           March 1993; Deputy Assistant Secretary
                                         for Export Assistance, United States
                                         Department of Energy, September 1990 -
                                         January 1993; Principal, Innova
                                         Partners, Inc., January 1988 -
                                         September 1990.

Ardon B. Judd, Jr.                 (60)  Vice President - Washington Counsel of
Vice President -  Washington             Registrant since September 1986.
Counsel

George H. Juetten                  (49)  Vice President and Chief Financial
Vice President and Chief                 Officer of Registrant since December
Financial Officer                        1996, Vice President - Controller May
                                         1993 - December 1996; Audit Partner,
                                         Price Waterhouse LLP, independent
                                         public accountants, July 1980 - April
                                         1993.

Michael J. Kammerer                (56)  Vice President - Operations of
Vice President - Operations              Registrant since July 1996,
                                         President Valve and Controls Division
                                         since 1988.

Robert J. Menerey                  (52)  Vice President - Operations of
Vice President - Operations              Registrant since July 1996; President
                                         of Baroid Drilling Fluids, Inc. since
                                         May 1991, Vice President August 1990 -
                                         April 1991.

Rebecca R. Morris                  (51)  Vice President - Corporate Counsel of
Vice President - Corporate Counsel       Registrant since January 1994,
and Secretary                            Secretary since November 1990,
                                         Corporate Counsel June 1987 - January
                                         1994.

Patrick M. Murray                  (54)  Vice President - Operations of
Vice President - Operations              Registrant since July 1996;  President
                                         of Sperry-Sun Drilling Services, Inc.
                                         since 1988.

David R. Smith                     (50)  Vice President - Tax of Registrant
Vice President - Tax                     since January 1994, Director of Tax
                                         October 1987 - January 1994.

A. Jack Stanley                    (54)  Vice President - Operations of
Vice President - Operations              Registrant since July 1996; Chairman,
                                         President and Chief Executive Officer
                                         of M.W. Kellogg, Inc. since July 1996;
                                         Chairman and Chief Executive Officer
                                         of The M.W. Kellogg Company since June
                                         1996, President since June 1995, Chief
                                         Operating Officer June 1995 - June
                                         1996, Executive Vice President March
                                         1991 - June 1995, Various positions of
                                         increasing responsibility since 1975.

G. Phillip Tevis                   (54)  Vice President - Operations of
Vice President - Operations              Registrant since July 1996, President
                                         Waukesha Engine Division June 1994 -
                                         July 1995; Senior Vice President,
                                         Technology and Venture Operations of
                                         The M.W. Kellogg Company 1992 - June
                                         1994, Vice President - Sales  March
                                         1989 - 1992.

Kenneth J. Kotara                  (43)  Controller of Registrant since
Controller                               December 1996, Assistant Controller
                                         January 1994 - December 1996;
                                         Controller of Baroid Corporation March
                                         1989 - January 1994.

Mark Rothleitner                   (38)  Treasurer of Registrant since December
Treasurer                                1996; Director International Treasury
                                         then Assistant Treasurer -
                                         International of the Black & Decker
                                         Corporation January 1991 - December
                                         1996; Various positions of increasing
                                         responsibility culminating in Manager
                                         of International Treasury with Allied
                                         Signal Inc. June 1986 - December 1990.

OFFICER EMPLOYED BY JOINT VENTURE COMPANY

                                              PRINCIPAL OCCUPATION DURING
  NAME, AGE AND POSITION                            PAST FIVE YEARS
  ----------------------                      ---------------------------
Ben R. Stuart                      (61)  Chairman of Dresser-Rand Company since
Senior Vice President -                  January 1997, President and Chief
Operations                               Executive Officer March 1992 -
                                         December 1996; Senior Vice President -
                                         Operations of Registrant since March
                                         1992, Vice President - Operations
                                         August 1988 - March 1992.

  All officers are elected annually by the Board of Directors at a meeting following the Annual Meeting of Shareholders. The officers serve at the pleasure of the Board of Directors and can be removed at any time by the Board.

ITEM 2.   PROPERTIES

  Registrant, together with its subsidiaries and affiliates, has more than 90 manufacturing plants, ranging in size from approximately 3,000 square feet to in excess of 3,200,000 square feet and totaling more than 18 million square feet, located in the United States, Canada, and various other foreign countries. The majority of the manufacturing sites are owned in fee. In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and certain other foreign countries. The properties are believed to be generally well maintained, adequate for the purposes for which they are used, and capable of supporting a higher level of market demand.

  During fiscal 1996 Baroid Drilling Fluids, Inc. had 21 grinding and/or other facilities for beneficiating mineral ores, containing approximately 3,400 acres in plant site property.

     The following are the locations of the principal facilities of Registrant and its majority owned joint ventures for each industry segment as of October 31, 1996:

                                                                  APPROXIMATE
                                                                   FLOOR AREA
 INDUSTRY SEGMENT AND LOCATION        PRODUCT AREA               (SQUARE FEET)
 -----------------------------        ------------               -------------

Petroleum Products and Services

  Aberdeen, Scotland            (Underwater Services)               118,000
  Belle Chasse, Louisiana       (Underwater Services)                86,000
  Panama City, Florida          (Underwater Services)               110,000 (1)
  Dallas, Texas                 (Drill Bits)                        294,000
  Dallas, Texas                 (Completion & Production Tools)     278,500
  Longview, Texas               (Completion & Production Tools)     235,000
  Colorado Springs, Colorado    (Completion & Production Tools)      97,000
  Tulsa, Oklahoma               (Completion & Production Tools)      64,000
  Kuantan, Malaysia             (Pipe Coatings)                     852,831 (1)
  Satfship Chon Buri, Thailand  (Pipe Coatings)                   3,249,005 (1)
  Zhanjiang, China              (Pipe Coatings)                     116,251 (1)
  Layyah, Sharjah, U.A.E.       (Pipe Coatings)                   1,233,070 (1)
  Warri, Nigeria                (Pipe Coatings)                   1,568,173 (1)
  Harvoy, Louisiana             (Pipe Coatings)                      96,750 (1)
  Pearland, Texas               (Pipe Coatings)                     157,262 (1)
  Fontane, California           (Pipe Coatings)                      65,000
  Fort Collins, Colorado        (Pipe Coatings)                      67,173
  Morrisville, Pennsylvania     (Pipe Coatings)                      83,748

Engineering Services

  Houston, Texas                (Engineering & Construction)        416,240 (1)
  Sudbury, England              (Engineering & Construction)        163,860

Energy Equipment

  Manchester, England           (Compression & Pumping)             242,000
  Victoria, Australia           (Compression & Pumping)             145,000
  Connersville, Indiana         (Power Systems)                     376,790
  Huddersfield, England         (Power Systems)                     120,729
  Waukesha, Wisconsin           (Power Systems)                     774,739 (1)
  Appingedam, Netherlands       (Power Systems)                     136,935
  Painted Post, New York        (Compressors)                       978,000
  Broken Arrow, Oklahoma        (Compressors)                       129,000
  Wythenshawe, England          (Compressors)                       321,000
  Olean, New York               (Compressors)                       909,000
  LeHavre, France               (Compressors)                       538,000
  Kongsberg, Norway             (Compressors)                       140,000 (1)
  Wellsville, New York          (Steam Turbines)                    404,000
  Minneapolis, Minnesota        (Motors and Generators)             350,000
  Skelmersdale, England         (Control Products)                  154,000 (1)

                                                                  APPROXIMATE
                                                                   FLOOR AREA
 INDUSTRY SEGMENT AND LOCATION        PRODUCT AREA               (SQUARE FEET)
 -----------------------------        ------------               -------------

Energy Equipment (con't.)

  Avon, Massachusetts           (Control Products)                   93,000
  Montebello, California        (Control Products)                   60,248
  Conde, France                 (Control Products)                  147,363
  Naples, Italy                 (Control Products)                   63,852
  Alexandria, Louisiana         (Control Products)                  247,000
  Dumfermline, Scotland
   (Pitreavie)                  (Control Products)                  170,801
  Houston, Texas                (Control Products)                  156,000
  Stafford, Texas               (Control Products)                  110,000
  Voghera, Italy                (Control Products)                  417,610
  Stratford, Connecticut        (Measurement)                       335,000
  Berea, Kentucky               (Measurement)                       105,000
  Jacarei, Brazil               (Measurement)                        80,699
  Bradford, Pennsylvania        (Measurement)                       428,000
  Houston, Texas                (Measurement)                       110,000 (1)
  Salisbury, Maryland           (Measurement)                       343,572 (1)
  Austin, Texas                 (Measurement)                       103,491
  Malmo, Sweden                 (Measurement)                       305,987
  Einbeck, Germany              (Measurement)                        86,511
  Rio de Janeiro, Brazil        (Measurement)                       129,166
  Bonnyrigg, Scotland           (Measurement)                        63,000

______________

     (1) all or a portion of these facilities are leased.

     Baroid Drilling Fluids, Inc. has mineral rights to proven and prospective reserves of barite and bentonite. Such rights included leaseholds and mining claims and property owned in fee either directly by Baroid Drilling Fluids, Inc. or by its wholly owned subsidiary Bentonite Corporation. The principal deposit of barite is located in Nevada, with deposits also located in Missouri and Georgia. Reserves of bentonite are located in Wyoming, Montana and South Dakota. Based on the number of tons of each of the above minerals consumed in fiscal 1996, Baroid Drilling Fluids, Inc. estimates its reserves, which it considers to be proven, to be sufficient for operation for a period of 9 years or more.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings. Information called for by this Item is included in Note J to Consolidated Financial Statements on pages 47-50.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended October 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Registrant is listed on the New York and Pacific Stock Exchanges. The stock symbol is DI. The quarterly market prices for Registrant's Common Stock, traded principally on the New York Stock Exchange, were as follows for the two most recent fiscal years:

                    FIRST        SECOND    THIRD   FOURTH     YEAR
                  -------------------------------------------------
1996 High.......  $  26.00       32.875    32.00   33.875    33.875
1996 Low........  $  20.75       25.25     26.125  26.875    20.75
1995 High.......  $  21.875      22.125    24.00   25.125    25.125
1995 Low........  $  18.50       19.375    21.625  19.125    18.50

  Dividends on Registrant's Common Stock are declared by the Board of Directors and normally paid to shareholders as of the record date during the third week of March, June, September and December.

  The cash dividends paid per share of common stock for the 1995 and 1994 fiscal years were:

                    FIRST      SECOND     THIRD  FOURTH      YEAR
                    ---------------------------------------------
1996............  $  .17         .17       .17     .17       .68
1995............  $  .17         .17       .17     .17       .68

  As of January 3, 1997, there were approximately 19,950 shareholders of record of the Registrant's Common Stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this report.


                            1996           1995           1994           1993           1992
                           --------       --------       --------       -------       --------
                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues                   $6,561.5       $5,628.7       $5,330.7       $5,202.3      $4,723.3
Earnings from
  continuing
  operations before
  extraordinary items
  and accounting
  changes:
     Earnings                257.5           213.1          361.8*        133.6           97.7
     Per share                1.44            1.17           1.98*          .74            .55
Earnings per share
   before special items       1.44            1.17           1.09          1.17            .83
Total assets               5,150.2         4,707.4        4,323.6       4,445.6        3,901.9
Long-term debt               756.3           459.3          460.6         492.2          148.5
Cash dividends
  declared                   122.1           124.3          116.5         100.2           96.3
Per share**                    .68             .68            .66           .60            .60


 *Includes $146.5 million or $.80 per share from sale of interest in Western
  Atlas International, Inc.
**Dresser historical dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGERS

On January 21, 1994, Dresser merged with Baroid Corporation (Baroid). On August 5, 1994, Dresser merged with Wheatley TXT Corp. (Wheatley). The "Company," as used in this discussion, refers to Dresser and its subsidiaries including Baroid and Wheatley. The mergers have been accounted for as poolings of interests. Financial data, statistical data, financial statements and discussion of financial information included in this report reflect the financial position and results of operations as if the mergers had occurred as of the beginning of the first year presented.

RESULTS OF OPERATIONS

Results of operations for the three years ended October 31, 1996 are summarized as follows (in millions, except per share amounts):

                                                              1996          1995          1994
                                                           --------       --------       --------
 Earnings before special items                             $  257.5       $  213.1       $  197.8
 Special items                                                  -              -             17.5
                                                           --------       --------       --------
 Earnings from operations                                     257.5          213.1          215.3
 Gain on sale of interest in Western Atlas                      -              -            146.5
                                                           --------       --------       --------
 Earnings before accounting change                            257.5          213.1          361.8
 Accounting change for postemployment benefits                  -            (16.0)          -
                                                           --------       --------       --------
       Net earnings                                        $  257.5       $  197.1       $  361.8
                                                           --------       --------       --------
                                                           --------       --------       --------
 Earnings per share
    Earnings before special items                           $  1.44        $  1.17        $  1.09
    Special items                                               -              -              .09
                                                           --------       --------       --------
    Earnings from operations                                   1.44           1.17           1.18
    Gain on sale of interest in Western Atlas                   -              -              .80
                                                           --------       --------       --------
    Earnings before accounting change                          1.44           1.17           1.98
    Accounting change for postemployment benefits               -             (.09)         -
                                                           --------       --------       --------
          Net earnings                                      $  1.44        $  1.08        $  1.98
                                                           --------       --------       --------
                                                           --------       --------       --------

The Company recorded a charge of $16.0 million (net of tax of $9.0 million) or $.09 per share in the first quarter of 1995 for the cumulative effect of changing its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR
POSTEMPLOYMENT BENEFITS.  (See Note A to Consolidated Financial Statements.)

The Company sold its 29.5% interest in Western Atlas International, Inc. in January 1994 and recognized a pre-tax gain of $275.7 million. (See Note B to Consolidated Financial Statements.)

During 1994, the Company entered into a number of unusual or nonrecurring transactions, including mergers, divestitures and restructuring of existing operations. The impact of these transactions is described below. The discussions of results of operations will focus on earnings excluding these transactions.

                                                            AFTER-TAX      PER
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      AMOUNT       SHARE
                                                            ---------    ------
Parker & Parsley litigation - insurance recovery/settlement  $ 11.6      $ .06
Wheatley merger expenses                                       (7.9)      (.04)
Restructuring and other special charges                       (10.0)      (.05)
Earnings of M-I Drilling Fluids                                 6.3        .03
Tax benefits from sale of affiliate                            17.5        .09
                                                             ------      -----
   Total                                                     $ 17.5      $ .09
                                                             ------      -----
                                                             ------      -----

In April 1994, the Company recognized an $18.4 million pre-tax gain from the settlement of a coverage dispute with certain insurance carriers regarding the Parker & Parsley litigation which was settled in 1993. (See Note L to Consolidated Financial Statements.)

The Company recorded pre-tax expenses of $10.7 million in August 1994 related to the Wheatley merger. (See Notes A and L to Consolidated Financial Statements.)

The Company recorded pre-tax expenses of $15.7 million in 1994 for restructuring costs and other special items. (See Note L to Consolidated Financial Statements.)

The Company sold its investment in M-I Drilling Fluids Company effective February 28, 1994. (See Note B to Consolidated Financial Statements.)

The Company sold its interest in IRI International Corporation, an unconsolidated affiliate, in September 1994 and was able to recognize $17.5 million of tax benefits applicable to previously unrecognized losses. (See Note B to Consolidated Financial Statements.)

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

The business environment for Petroleum Products and Services is directly affected by prices for oil and natural gas, drilling activity and exploration and production spending by oil and natural gas producers. In 1996, the average posted price of West Texas Intermediate crude oil rose approximately 19% to $20.77 per barrel while the average spot price of natural gas increased 53% to $2.30 per million BTUs.

Overall, the rig count rose 4.5% in fiscal 1996. The rig count in North America was up 4.5%, primarily reflecting an increase in wells drilled for natural gas, while the rig count in international markets increased 4.6%, reflecting higher activity levels in major producing regions like Latin America, the Middle East, Africa, the North Sea and the Gulf of Mexico. The global offshore rig count was up 11.1%.

The business environment for Engineering Services and Energy Equipment is effected by numerous factors, including global and regional economic growth rates, the prices of oil and natural gas, the supply and demand for products created from hydrocarbons including gasoline, jet fuel, ethylene, petrochemicals, chemicals, fertilizers and power. These factors determine the capital spending budgets, both upstream and downstream, of integrated oil and gas companies around the world.

According to published sources, economic growth is expected to continue at an average of 6% for developing countries and 2.5% for developed countries. Developing country growth expectations are due largely to steadily increasing population and greater industrialization that will also generate rising per capita energy demand. Increasing consumption of oil and natural gas is expected to be driven by rising demand for refined products, petrochemicals, fertilizers and power.

Capital and maintenance spending for downstream hydrocarbon processing projects is expected to increase to $71.5 billion in 1997, up 6.7% from a projected $67.0 billion in 1996. Recent project award activity has increased for petrochemical/chemical projects. Global project activity in 1996 hit its highest level (over 3,000 projects) since 1982, led by international project activity, particularly in the Far East and Europe.

CONSOLIDATED RESULTS

1996 COMPARED TO 1995

Earnings per share and net earnings of $1.44 and $257.5 million for 1996 were up 23% and 21%, respectively, from $1.17 and $213.1 million in 1995 before an accounting change. The earnings improvement reflects the substantial growth seen in the global market for oil and gas and their by-products.

Revenues for 1996 were $6.6 billion, an increase of 17% over the $5.6 billion in 1995. Segment operating profit was $589.5 million in 1996 compared to $473.1 million in 1995 for a 25% increase.

All three industry segments had higher revenues and operating profit. Within the segments, all operations had higher revenues with virtually all operations showing improvement. See the Industry Segment Analysis for discussion of results by operation.

General corporate expenses of $83.6 million were $8.4 million higher than in 1995. The higher level of expenses in 1996 was primarily due to (i) foreign exchange losses on devaluations of the Venezuelan currency in December 1995 and April 1996 and (ii) costs of hedging the Company's investment in an Italian subsidiary. Higher benefit-related expenses in 1996 also contributed to the increase.

Interest expense increased to $60.5 million in 1996 from $47.4 million in 1995 due to an increase in total borrowings and to the higher interest rate on new long-term debt versus the previously issued commercial paper. Interest income decreased to $12.7 million in 1996 from $21.6 million in 1995 due to a lower level of short-term investment of excess funds.

The effective income tax rate for 1996 was 34% compared to 32% for 1995. The increased rate reflects a lower level of utilization of foreign net operating losses.

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

1995 COMPARED TO 1994 (continued)

See the Industry Segment Analysis for discussion of changes in revenues and operating profit.

General corporate expenses of $75.2 million were $4.3 million higher than in 1994. The increase was primarily due to 1994 gains on sales of interests in M-I Drilling Fluids Company and IRI International Corporation. Net interest expense increased $7.6 million to $25.8 million primarily because of lower interest income due to a lower level of short-term investments.

The effective income tax rate for 1995 was 32% compared to an overall rate of 36% in 1994. In 1994, a lower tax basis on the investment in Western Atlas International, Inc., compared to the book basis, resulted in a tax charge of $129.3 million or 47% on the book gain on sale. The additional taxes on the gain on sale of Western Atlas were somewhat offset by the $17.5 million of special tax benefits recognized upon sale of investment in IRI International Corporation. Excluding these two transactions, the effective rate for 1994 was 33%.

Minority interest provision was $19.8 million, down $13.1 million from 1994. The decrease was primarily attributable to the 49% share in lower earnings of Dresser-Rand.

INDUSTRY SEGMENT ANALYSIS

See details of financial information by Industry Segment and Geographic Area on pages 23 through 26.

PETROLEUM PRODUCTS AND SERVICES

DRILLING AND PRODUCTION OPERATIONS

Revenues of $1.53 billion in 1996 were 20% higher than 1995, and operating profit of $197.4 million was up 37% over the prior year. Sales to customers outside of the U.S. accounted for 62% of total sales, slightly higher than 1995, with strong growth in Latin America, Europe and Africa.

Particularly strong gains were experienced by Baroid Drilling Fluids, Sperry-Sun Drilling Services and Security DBS. Baroid's revenues increased 28% over 1995 as it capitalized on the growth of higher quality wells being drilled, particularly offshore deepwater wells. Market share gains in the Gulf of Mexico, Latin America and West Africa also contributed to the exceptional growth over 1995. Sperry-Sun revenues were 20% higher than 1995 with key growth areas including the Gulf of Mexico, the North Sea and Latin America. Increases in capital spending for measurement-while-drilling tools and a continuation of high utilization rates were seen during the year. Security DBS revenues and operating profit increased in 1996 over 1995 as the result of increased sales of higher margin fixed cutter bits, combined with cost improvements obtained from manufacturing efficiencies in its U.S. plants. For total drilling and production operations, the ratio of operating profit to sales was 12.9% compared to 11.3% last year.

PETROLEUM PRODUCTS AND SERVICES

DRILLING AND PRODUCTION OPERATIONS (CONTINUED)

Revenues of $1.28 billion in 1995 were $99.6 million or 8% higher than 1994 levels. Excluding the revenues of M-I Drilling Fluids, which was sold in February 1994, revenues increased $246.6 million or 24%. Operating profit of $143.9 million was $46.8 million higher than 1994. Excluding the impact of M-I Drilling Fluids, operating profit increased $56.7 million or 65% over 1994.
The operating margin improved to 11.3% of sales from 8.2% in 1994 or 8.4% excluding M-I. All geographic sectors improved in 1995, in particular Latin America and the North Sea where drilling activity was greater than in the prior fiscal year.

Although each operating division improved, the majority of the gains in sales and operating profit were attributable to Baroid Drilling Fluids and Sperry-Sun Drilling Services. Baroid revenues increased 31% due to higher activity in major producing regions including the North Sea, Latin America and the Gulf of Mexico. In addition, new market penetration of products developed within the last five years, including PETROFREE and DRIL-N drilling systems, contributed to the performance. Sperry-Sun's revenues improved 29%, reflecting increasing demand, coupled with higher system capacity and utilization rates, for measurement-while-drilling and directional drilling services in most major markets. In addition, new products including Slim Phase 4, Lateral Tie Back System (LTBS) and Underbalanced Drilling contributed to the improvement.

Revenues for Security DBS rose 4%, reflecting an increase in international sales of roller-cone drill bits. Operating profit improved significantly, reflecting successful restructuring and manufacturing cycle-time reductions. Dresser Oil Tools benefited from strong sales in Canada and international markets as well as cost savings from the consolidation of manufacturing and sales and distribution operations. New product introductions also contributed to the improvement. Despite a weak Canadian market, the Dresser Wheatley Division benefited from the marketing of additional Dresser products.

KELLOGG OIL AND GAS SERVICES

Revenues of $626.7 million and operating profit of $33.9 million were 76% and 87% higher, respectively, in 1996 compared to 1995. The Bredero-Shaw pipecoating operations saw substantial increases during the year, primarily from a large contract in the Norwegian sector of the North Sea that was awarded in the latter part of 1995. Activity also increased in U.S. markets as the result of an acquisition made in 1995. Although Sub Sea revenues grew 18% in 1996 compared to 1995, earnings declined as the result of poor lay barge utilization and day rates in the Gulf of Mexico and soft market conditions in the Middle East.

PETROLEUM PRODUCTS AND SERVICES (CONTINUED)

KELLOGG OIL AND GAS SERVICES (CONTINUED)

Wellstream, acquired in mid-1995, was profitable in its first full year of operation and is seeing improved demand for its flexible pipe and riser systems. To meet this demand, a new plant is being constructed in the U.K. which will enable Wellstream to expand its product lines and double its existing capacity.

Revenues and operating profit declined $14.5 million and $36.2 million, respectively, in 1995 compared to 1994. A cyclical downturn in the Bredero Price pipecoating business in the North Sea and the Far East resulted in significantly lower revenues and operating profit in 1995. The Sub Sea underwater engineering operations had higher revenues and operating profit in 1995 as the result of improvements in both the North Sea and Gulf of Mexico, combined with the impact of acquisitions made during 1995.

ENGINEERING SERVICES

M. W. Kellogg revenues of $1.62 billion were 11% higher than 1995, and operating profit of $98.1 million was 24% higher. These gains resulted from higher activity on projects in the U.K., Uzbekistan, Africa and the U.S. The successful completion of significant milestones on several large contracts also contributed to the higher profit levels. A number of significant projects commenced during the year for LNG, fertilizer and petrochemical production.

M. W. Kellogg revenues of $1.46 billion in 1995 rose 15% from $1.27 billion in 1994. Major improvement in activity occurred in North America, Latin America and Europe. These gains were partially offset by lower activity in the Far East, reflecting the wind-down of projects in Malaysia, Africa and the Middle East. Petrochemicals and gas processing activity accounted for much of the pick up in activity in the United States and Europe.

M. W. Kellogg operating profit in 1995 declined 7% due principally to lower equity income of $9.7 million from M.W. Kellogg's investment in Bufete Industriale, S.A. de C.V., a major Mexican engineering and construction firm. Operating profit for 1995 also included a gain of $7.5 million from the sale of one-third of its investment in Bufete, and the 1994 results included a gain of $11.0 million associated with an initial public offering of Bufete. Excluding the impact of Bufete, operating profit in 1995 increased 10%.

Backlog of $2.9 billion at October 31, 1996 was more than double the year-ago level of $1.4 billion, reflecting increases in LNG, fertilizer, ethylene and enhanced oil recovery project bookings.

ENERGY EQUIPMENT

COMPRESSION AND PUMPING

Compression and Pumping revenues of $1.27 billion were 4% higher than 1995. Operating profit of $101.7 million was 23% higher than the prior year.

Dresser-Rand's earnings of $71.5 million were up 14% from last year on approximately 3% higher sales. The increase in earnings reflects higher complete machine, aftermarket and contract compression sales, and reduced sales of lower margin purchased equipment. Lower manufacturing overhead and selling, general and administrative expenses also aided the earnings improvement.

Revenues and operating profit both fell approximately 6% in 1995 compared to 1994. Dresser-Rand revenues declined $96.2 million or 8% to $1.14 billion as a cyclical downturn in the compression industry resulted in lower volumes of complete units and repair parts during the first half of the year and from the impact of a major multi-year gas compression project in Venezuela that was completed early in fiscal 1995. In 1995, 60% of Dresser-Rand's revenues were from markets outside of North America. An increase in revenues in the United States and the Far East was more than offset by declines attributable to the factors noted above. Dresser-Rand operating profit of $62.8 million was down $8.6 million from 1994. All markets were affected by margin pressure on complete-unit sales, especially the Far East. Cost reduction programs and the benefits associated with higher levels of production during the year partially offset the decline in margin.

Earnings from the 49%-owned Ingersoll-Dresser Pump (IDP) joint venture were $22.1 million in 1996, $13.2 million in 1995 and $8.8 million in 1994. The improvement in 1996 over 1995 and 1994 was driven by margin improvements and continuing improvements to its cost structure since the formation of the joint venture.

MEASUREMENT

Revenues of $637.0 million in 1996 were $18.3 million or 3% higher than in 1995; however, 1996 operating profit of $55.7 million was $15.7 million or 22% lower than in 1995. The operating profit decrease occurred in the Wayne (fuel dispensing) Division due to pricing pressures in the U.S. and increased software development costs. The improvement in the Instrument Division primarily reflected the contribution of an acquisition in early 1996.

Measurement operation revenues of $618.7 million in 1995 were $52.2 million or 9% higher than 1994 levels. However, operating profit was essentially unchanged at $71.4 million compared to $72.0 million in 1994. Although the Wayne Division enjoyed improved sales in Europe and South America, margins were negatively impacted by cost and pricing pressures in the U.S. market, resulting in lower overall operating profit in 1995. The Instrument Division reported a 13% revenue increase and a slight improvement in operating profit. Earnings from higher activity in South America and new product introductions were offset by a decline in Europe and the effect of increased spending in the marketing and research and development areas.

FLOW CONTROL

In 1996, revenues of $611.1 million and operating profit of $64.6 million were up from 1995 by $152.7 million or 33% and $22.8 million or 55%, respectively. The increases were primarily attributable to the inclusion in the Energy Valve Division of a full year's results for Grove S.p.A., which was acquired in June 1995, as well as the beneficial impact of higher activity in its U.S. operations. The Valve and Controls Division showed improvement with volume growth associated with increased activity in the refining, chemical and power sectors as well as the ongoing benefits associated with the restructuring of its European operations.

Flow Control 1995 revenues of $458.4 million were $53.4 million or 13% higher than 1994. Operating profit of $41.8 million was $12.5 million or 43% higher than 1994. The acquisition of Grove S.p.A. in June 1995 was the major reason for the year-to-year increase in revenues and operating profit. The Valve and Controls Division performed ahead of 1994 as a result of increased project-related orders in 1995 and the cost savings realized from the 1994 restructuring in Europe.

POWER SYSTEMS

Revenues of $306.0 million in 1996 showed a $29.1 million or 11% increase over 1995 while 1996 operating profit of $38.1 million increased $2.2 million or 6% over 1995. Both the Waukesha and Roots divisions had volume increases. Roots contributed most of the operating profit improvement. Price discounting and early-year softness in gas compression markets pressured Waukesha's operating profit in the first half of the year. A pick up in U.S. and international activity contributed to a modest recovery in the second half of fiscal 1996.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's liquidity and overall financial condition remained strong at October 31, 1996. During the year, the Company used approximately $263.2 million more cash than the operations generated. Major expenditures included $335.4 million for capital expenditures, $122.1 million for dividends, $228.1 million to repurchase shares and $32.2 million for business acquisitions. In addition, $108.2 million of cash was used to finance working capital primarily for increases in accounts receivable and inventories partially offset by an increase in contract advances. The Company increased its net borrowings by $251.4 million during the year by the issuance in August of $300.0 million (face value) 100 year notes along with a $45.6 million reduction in short-term debt. Shareholders' equity decreased $74.6 million as dividends and stock repurchases more than offset earnings.

Total debt was $842.3 million as of October 31, 1996, compared to $590.9 million at October 31, 1995. Total debt was 35% of total book capitalization as of October 31, 1996, compared to 26% as of October 31, 1995. Net debt to net book capitalization was 28% at October 31, 1996 compared to 17% at October 31, 1995. Net debt was 10% of market capitalization at October 31, 1996, versus 8% at October 31, 1995.

Management believes that the cash on hand of $232.4 million and $612.3 million of existing unused lines of credit, combined with cash that will be provided by future operations, will be adequate to finance known requirements. The Company's long-term debt is rated A by Standard and Poors, A1 by Moody's and A+ by Duff and Phelps. The three agencies give their highest ratings to the Company's commercial paper. Management believes that the Company's strong financial condition and favorable credit ratings will allow the Company to borrow additional funds should the need arise.

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

GEOGRAPHIC AREA AND INDUSTRY SEGMENT FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

The following financial information by Geographic Area and Industry Segment for the years ended October 31, 1996, 1995 and 1994 is an integral part of Note N to Consolidated Financial Statements.

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

GEOGRAPHIC AREA FINANCIAL INFORMATION-
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
(IN MILLIONS OF DOLLARS)

                                                                                        Mid East/
                              United                         Latin                      Far East
                              States         Canada         America       Europe        & Africa       Eliminations     Total
                             -------         ------         -------       -------       ---------      ------------    -------
1996
Revenues by point of
  origin                     3,736.3          221.9          482.4        1,854.5          655.4         (389.0)       6,561.5
Revenues by point of
  destination                2,407.8          268.0          829.9        1,658.0        1,397.8            -          6,561.5
U.S. exports                     -             82.1          350.0          193.6          546.9            -          1,172.6
Operating profit               216.0           44.9           71.5          141.4          115.7            -            589.5
Identifiable assets          2,151.4          114.8          223.4        1,065.2          329.8         (125.8)       3,758.8

1995
Revenues by point of
  origin                     3,288.0          192.9          560.4        1,558.8          558.5         (529.9)       5,628.7
Revenues by point of
  destination                2,058.8          215.3          811.9        1,342.1        1,200.6            -          5,628.7
U.S. exports                     -             63.2          333.5           98.8          472.6            -            968.1
Operating profit               173.7           37.8           74.1           70.0          117.5            -            473.1
Identifiable assets          1,906.4           90.0          246.6          996.7          303.5         (231.0)       3,312.2

1994
Revenues by point of
  origin                     3,061.8          242.5          409.8        1,399.7          753.4         (536.5)       5,330.7
Revenues by point of
  destination                1,801.4          261.9          722.3        1,069.2        1,475.9            -          5,330.7
U.S. exports                     -             52.5          291.1           82.5          512.6            -            938.7
Operating profit               170.8           31.2           53.4           58.0          146.8            -            460.2
Identifiable assets          1,656.3           85.6          182.0          832.0          260.9         (128.7)       2,888.1

INDUSTRY SEGMENT FINANCIAL INFORMATION-
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
(IN MILLIONS OF DOLLARS)

                                         Petroleum Products & Services      Engineering Services
                                   ---------------------------------------  --------------------
                                   Drilling &        Kellogg
                                   Production       Oil & Gas                  M. W. Kellogg
                                   Operations       Services        Total       Operations
                                   ----------       ---------      -------     -------------
1996
Revenues                             1,533.8          626.7        2,160.5        1,621.9
                                     -------          -----        -------        -------
Operating profit                       197.4           33.9          231.3           98.1
Amortization of acquisition
 intangibles                            (6.4)          (5.5)         (11.9)         (10.2)
General corporate expenses               -              -              -              -
Interest expense, net                    -              -              -              -
                                     -------          -----        -------        -------
  Earnings before taxes                191.0           28.4          219.4           87.9
                                     -------          -----        -------        -------
Identifiable assets                  1,087.5          577.1        1,664.6          229.6
Acquisition intangibles                142.8          196.1          338.9          216.5
Corporate assets                         -              -              -              -
                                     -------          -----        -------        -------
  Total assets                       1,230.3          773.2        2,003.5          446.1
                                     -------          -----        -------        -------
Capital expenditures                   125.8           49.8          175.6           35.1
Depreciation & amortization             74.6           32.4          107.0           20.5
Backlog (unaudited)                     22.9          549.3          572.2        2,897.2

1995
Revenues                             1,279.0          356.6        1,635.6        1,457.6
                                     -------          -----        -------        -------
Operating profit                       143.9           18.1          162.0           79.3
Amortization of acquisition
 intangibles                            (8.1)          (4.4)         (12.5)         (10.2)
General corporate expenses               -              -              -              -
Interest expense, net                    -              -              -              -
                                     -------          -----        -------        -------
  Earnings before taxes                135.8           13.7          149.5           69.1
                                     -------          -----        -------        -------
Identifiable assets                    923.2          441.0        1,364.2          212.8
Acquisition intangibles                147.7          198.2          345.9          210.5
Corporate assets                         -              -              -              -
                                     -------          -----        -------        -------
  Total assets                       1,070.9          639.2        1,710.1          423.3
                                     -------          -----        -------        -------
Capital expenditures                   101.7           55.6          157.3            7.1
Depreciation & amortization             64.3           26.1           90.4           17.6
Backlog (unaudited)                     19.7          508.1          527.8        1,400.0

1994
Revenues                             1,179.4          371.1        1,550.5        1,265.2
                                     -------          -----        -------        -------
Operating profit                        97.1           54.3          151.4           85.5
Amortization of acquisition
 intangibles                            (7.1)          (3.2)         (10.3)         (10.3)
General corporate expenses               -              -              -              -
Gain on sale of interest in
  Western Atlas                          -              -              -              -
Interest expense, net                    -              -              -              -
                                     -------          -----        -------        -------
  Earnings before taxes                 90.0           51.1          141.1           75.2
                                     -------          -----        -------        -------
Identifiable assets                    843.0          283.3        1,126.3          204.8
Acquisition intangibles                155.7          120.2          275.9          217.3
Corporate assets                         -              -              -              -
                                     -------          -----        -------        -------
  Total assets                         998.7          403.5        1,402.2          422.1
                                     -------          -----        -------        -------
Capital expenditures                    73.9           32.3          106.2            2.1
Depreciation & amortization             62.8           18.1           80.9           18.8
Backlog (unaudited)                     15.2          142.9          158.1        1,626.1


                  ENERGY EQUIPMENT
-----------------------------------------------------
COMPRESSION                                                CORPORATE
    AND                       FLOW     POWER                  AND
  PUMPING     MEASUREMENT   CONTROL   SYSTEMS    TOTAL    ELIMINATIONS    TOTAL
-----------   -----------   -------   -------   -------   ------------   -------

  1,273.5        637.0       611.1     306.0    2,827.6      (48.5)      6,561.5
  -------        -----       -----     -----    -------     ------       -------
    101.7         55.7        64.6      38.1      260.1        -           589.5

     (1.6)        (1.5)       (5.9)      (.2)      (9.2)       -           (31.3)
     -             -           -         -         -         (83.6)        (83.6)
     -             -           -         -         -         (47.8)        (47.8)
  -------        -----       -----     -----    -------     ------       -------
    100.1         54.2        58.7      37.9      250.9     (131.4)        426.8
  -------        -----       -----     -----    -------     ------       -------
  1,024.9        257.4       424.4     162.4    1,869.1       (4.5)      3,758.8
     63.2         25.0       225.9       6.6      320.7        -           876.1
     -             -           -         -         -         515.3         515.3
  -------        -----       -----     -----    -------     ------       -------
  1,088.1        282.4       650.3     169.0    2,189.8      510.8       5,150.2
  -------        -----       -----     -----    -------     ------       -------
     75.2         14.4        16.1      17.8      123.5        1.2         335.4
     44.6         14.8        25.8      10.7       95.9        6.4         229.8
  1,130.3        112.5       199.0      75.1    1,516.9       (6.6)      4,979.7

  1,220.4        618.7       458.4     276.9    2,574.4      (38.9)      5,628.7
  -------        -----       -----     -----    -------     ------       -------
     82.7         71.4        41.8      35.9      231.8        -           473.1

     (1.9)        (1.3)       (3.8)      (.2)      (7.2)       -           (29.9)
     -             -           -         -         -         (75.2)        (75.2)
     -             -           -         -         -         (25.8)        (25.8)
  -------        -----       -----     -----    -------     ------       -------
     80.8         70.1        38.0      35.7      224.6     (101.0)        342.2
  -------        -----       -----     -----    -------     ------       -------
    954.7        248.0       409.6     160.6    1,772.9      (37.7)      3,312.2
     65.4         19.1       204.4       6.8      295.7        -           852.1
     -             -           -         -         -         543.1         543.1
  -------        -----       -----     -----    -------     ------       -------
  1,020.1        267.1       614.0     167.4    2,068.6      505.4       4,707.4
  -------        -----       -----     -----    -------     ------       -------
     85.4         15.3        11.3      10.0      122.0        1.8         288.2
     44.7         13.9        20.2      10.3       89.1        9.5         206.6
  1,076.4        115.9       234.0      91.2    1,517.5       (9.1)      3,436.2

  1,304.5        566.5       405.0     248.2    2,524.2       (9.2)      5,330.7
  -------        -----       -----     -----    -------     ------       -------
     87.9         72.0        29.3      34.1      223.3        -           460.2

     (3.1)        (1.3)       (2.2)      (.2)      (6.8)       -           (27.4)
     -             -           -         -         -         (70.9)        (70.9)
     -             -           -         -         -         275.7         275.7
     -             -           -         -         -         (18.2)        (18.2)
  -------        -----       -----     -----    -------     ------       -------
     84.8         70.7        27.1      33.9      216.5      186.6         619.4
  -------        -----       -----     -----    -------     ------       -------
    924.5        227.0       296.1     153.6    1,601.2      (44.2)      2,888.1
     58.5         20.9        88.8       7.0      175.2        -           668.4
     -             -           -         -         -         767.1         767.1
  -------        -----       -----     -----    -------     ------       -------
    983.0        247.9       384.9     160.6    1,776.4      722.9       4,323.6
  -------        -----       -----     -----    -------     ------       -------
     43.4         12.8         9.4      10.9       76.5        2.3         187.1
     69.9         12.9        14.8       9.7      107.3        9.3         216.3
    856.1        103.1       114.4      81.3    1,154.9       (2.1)      2,937.0

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
Report of Independent Accountants - Price Waterhouse LLP
Consolidated Statements of Earnings - Years Ended October 31, 1996, 1995 and
  1994
Consolidated Balance Sheets - October 31, 1996 and 1995
Consolidated Statements of Shareholders' Equity - Years Ended October 31, 1996,
  1995 and 1994
Consolidated Statements of Cash Flows - Years Ended October 31, 1996, 1995 and
  1994
Note A - Accounting Change, Basis of Presentation  and Summary of Significant
  Accounting Policies
Note B - Acquisitions and Divestitures
Note C - Unconsolidated Affiliated Companies
Note D - Cash Flow Data
Note E - Income Taxes
Note F - Short-Term Debt
Note G - Long-Term Debt
Note H - Employee Incentive Plans
Note I - Capital Shares
Note J - Commitments and Contingencies
Note K - Postretirement Benefits
Note L - Supplementary Information and Special Charges
Note M - Financial Instruments
Note N - Information by Industry Segment and Geographic Area (Information
  is included in Item 7. of this report.)
Note O - Baroid Financial Information
Note P - Quarterly Financial Data (Unaudited)

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

The Board of Directors fulfills its oversight role for the accompanying consolidated financial statements through its Audit and Finance Committee, which is composed solely of directors who are not officers or employees of the Company. The Committee meets with management, the independent accountants and the internal auditors to review the work of each and to monitor the discharge by each of its responsibilities. The Committee also meets with the independent accountants and internal auditors, without management present, to discuss internal control structure, auditing and financial reporting matters.

G. H. Juetten, Vice President and             K. J. Kotara, Controller
 Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Shareowners of Dresser Industries, Inc.

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 14(a)(1) and (2) and 14 (d) on page F-2 present fairly, in all material respects, the financial position of Dresser Industries, Inc. and its subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, effective as of November 1, 1994.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Dallas, Texas
November 27, 1996

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                               YEARS ENDED OCTOBER 31,
                                            ------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA            1996       1995       1994
                                            --------   --------   --------
Sales                                       $4,184.5   $3,538.9   $3,562.3
Service revenues                             2,348.7    2,073.7    1,745.0
Share of earnings of unconsolidated
 affiliates                                     28.3       16.1       23.4
                                            --------   --------   --------
  Total revenues                             6,561.5    5,628.7    5,330.7
                                            --------   --------   --------

Cost of sales                                3,028.5    2,526.0    2,538.2
Cost of services                             2,059.6    1,831.9    1,533.5
                                            --------   --------   --------
  Total costs of sales and services          5,088.1    4,357.9    4,071.7
                                            --------   --------   --------

  Gross earnings                             1,473.4    1,270.8    1,259.0

Selling, engineering, administrative
 and general expenses                         (988.1)    (909.1)    (896.7)
Special charges                                    -          -       (8.0)

Other income (deductions)
  Interest expense                             (60.5)     (47.4)     (49.3)
  Interest earned                               12.7       21.6       31.1
  Gain on sale of interest in Western Atlas        -          -      275.7
  Gain on affiliate's public offering              -          -       11.0
  Other, net                                   (10.7)       6.3       (3.4)
                                            --------   --------   --------

  Earnings before income taxes and
   other items below                           426.8      342.2      619.4

Income taxes                                  (145.1)    (109.3)    (224.7)
Minority interest                              (24.2)     (19.8)     (32.9)
                                            --------   --------   --------

  Earnings before accounting change            257.5      213.1      361.8
Cumulative effect of accounting change             -      (16.0)         -
                                            --------   --------   --------

  Net earnings                              $  257.5   $  197.1   $  361.8
                                            --------   --------   --------
                                            --------   --------   --------

Earnings per common share
  Earnings before accounting change         $   1.44   $   1.17   $   1.98
  Cumulative effect of accounting change           -       (.09)         -
                                            --------   --------   --------
  Net earnings                              $   1.44   $   1.08   $   1.98
                                            --------   --------   --------
                                            --------   --------   --------

Average common shares outstanding              179.3      182.8      182.8


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                OCTOBER 31,
                                                          ---------------------
                                                             1996         1995
                                                           --------     --------
                                                                 IN MILLIONS
ASSETS

Current Assets
 Cash and cash equivalents                                 $  232.4    $  248.7

 Notes and accounts receivable                              1,173.8       988.3
 Less allowance for doubtful receivables                       21.7        24.6
                                                           --------     --------
                                                            1,152.1       963.7
Inventories
 Finished products and work in process                        699.4       617.7
 Raw materials and supplies                                   214.2       191.7
                                                           --------    --------
                                                              913.6       809.4

 Deferred income taxes                                         83.8        84.8
 Prepaid expenses                                              87.6        94.6
                                                           --------    --------
  Total Current Assets                                      2,469.5     2,201.2
                                                           --------    --------
Investments in and receivables from unconsolidated
 affiliates                                                   182.5       201.9
Goodwill less accumulated amortization of $141.7 in 1996
 and $115.5 in 1995                                           870.6       845.2
Deferred income taxes                                         184.0       188.9
Other assets                                                  181.2       143.1


Property, Plant and Equipment, at cost
 Land and land improvements                                    98.4        98.9
 Buildings                                                    473.5       429.7
 Machinery and equipment                                    2,264.8     2,044.3
                                                           --------    --------
                                                            2,836.7     2,572.9
 Less accumulated depreciation                              1,574.3     1,445.8
                                                           --------    --------
  Total Properties, net                                     1,262.4     1,127.1
                                                           --------    --------

  Total Assets                                             $5,150.2    $4,707.4
                                                           --------    --------
                                                           --------    --------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  OCTOBER 31,
                                                           -----------------------
IN MILLIONS                                                  1996           1995
                                                           --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt and current portion of long-term debt    $   86.0       $  131.6
  Accounts payable                                            570.6          520.4
  Contract advances                                           459.8          324.4
  Accrued compensation and benefits                           250.4          237.7
  Accrued warranty costs                                       51.4           53.0
  Income taxes                                                111.3          113.2
  Other accrued liabilities                                   332.3          332.1
                                                           --------       --------
    Total Current Liabilities                               1,861.8        1,712.4
                                                           --------       --------
Long-Term Debt                                                756.3          459.3
Employee Retirement Benefit Obligations                       676.3          689.2
Deferred Compensation, Insurance Reserves and
  Other Liabilities                                           118.0          110.7
Minority Interest                                             155.6           79.0

Commitments and Contingencies

Shareholders' Equity -
  Preferred shares, 10 million authorized                       -             -
  Common shares, $0.25 par value
    Authorized: 400 million
    Issued: 184.9 million                                      46.2           46.1
  Capital in excess of par value                              454.8          451.6
  Retained earnings                                         1,420.8        1,285.4
  Cumulative translation adjustment                           (81.5)         (76.7)
  Pension liability adjustment                                 (6.9)          (7.0)
                                                           --------       --------
                                                            1,833.4        1,699.4
  Less treasury shares, at cost                               251.2           42.6
                                                           --------       --------
    Total Shareholders' Equity, net                         1,582.2        1,656.8
                                                           --------       --------

  Total Liabilities and Shareholders' Equity               $5,150.2       $4,707.4
                                                           --------       --------
                                                           --------       --------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          YEARS ENDED OCTOBER 31,
                                                   --------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                   1996           1995         1994
                                                   --------       --------       --------
COMMON SHARES, PAR VALUE
 Beginning of year                                 $   46.1       $   46.0        $  45.2
 Sale of common shares                                  -              -               .5
 Shares issued pursuant to stock
  warrant agreement                                      .1            -             -
 Shares issued under benefit and
  dividend reinvestment plans                           -               .1             .3
                                                   --------       --------       --------
 End of year                                       $   46.2       $   46.1       $   46.0
                                                   --------       --------       --------
                                                   --------       --------       --------

CAPITAL IN EXCESS OF PAR VALUE
 Beginning of year                                 $  451.6       $  448.6       $  407.3
 Sale of common shares                                  -              -             29.5
 Shares issued pursuant to stock
  warrant agreement                                     7.8            -             -
 Shares issued under benefit and
  dividend reinvestment plans                          (4.6)           3.0           11.8
                                                   --------       --------       --------
 End of year                                       $  454.8       $  451.6       $  448.6
                                                   --------       --------       --------
                                                   --------       --------       --------
RETAINED EARNINGS
 Beginning of year                                 $1,285.4       $1,212.6       $  967.3
 Net earnings                                         257.5          197.1          361.8
 Dividends on common shares*                         (122.1)        (124.3)        (116.5)
                                                   --------       --------       --------
 End of year                                       $1,420.8       $1,285.4       $1,212.6
                                                   --------       --------       --------
                                                   --------       --------       --------
CUMULATIVE TRANSLATION ADJUSTMENTS
 Beginning of year                                 $  (76.7)      $  (63.1)      $ (130.2)
 Translation rate changes                              (4.8)         (13.6)          67.1
                                                   --------       --------       --------
 End of year                                       $  (81.5)      $  (76.7)      $  (63.1)
                                                   --------       --------       --------
                                                   --------       --------       --------
PENSION LIABILITY ADJUSTMENT
 Beginning of year                                 $   (7.0)      $   (7.6)      $  (13.8)
 Current year adjustment                                 .1             .6            6.2
                                                   --------       --------       --------
 End of year                                       $   (6.9)      $   (7.0)      $   (7.6)
                                                   --------       --------       --------
                                                   --------       --------       --------
TREASURY SHARES, AT COST
 Beginning of year                                 $  (42.6)      $   (4.2)      $   (3.6)
 Shares purchased                                    (228.1)         (46.8)          -
 Shares issued under benefit and
  dividend reinvestment plans                          19.5            8.4            (.6)
                                                   --------       --------       --------
 End of year                                       $ (251.2)      $  (42.6)      $   (4.2)
                                                   --------       --------       --------
                                                   --------       --------       --------
TOTAL SHAREHOLDERS' EQUITY, END OF YEAR            $1,582.2       $1,656.8       $1,632.3
                                                   --------       --------       --------
                                                   --------       --------       --------

*Dividends paid per common share were $.68 in 1996 and 1995 and $.66 in 1994.

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED OCTOBER 31,
                                                          --------------------------------------
IN MILLIONS                                                 1996           1995           1994
                                                          --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                             $ 257.5        $ 197.1        $ 361.8
                                                           -------        -------        -------
  Adjustments to reconcile net earnings to cash flow:
    Depreciation and amortization                            229.8          206.6          216.3
    Cumulative effect of accounting change                     -             16.0            -
    Earnings from unconsolidated affiliates                  (28.3)         (16.1)         (23.4)
    Dividends and advances from
     unconsolidated affiliates                                37.0           23.0           28.6
    Minority interest provision                               24.2           19.8           32.9
    Special charges                                            -              -              8.0
    Gain on sale of interest in Western Atlas, net of tax      -              -           (146.5)
    Changes in working capital                              (108.2)         (27.3)        (130.0)
    Other, net                                                 0.2            8.1            6.4
                                                           -------        -------        -------
      Total adjustments                                      154.7          230.1           (7.7)
                                                           -------        -------        -------
    Net cash provided by operating activities                412.2          427.2          354.1
                                                           -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (335.4)        (288.2)        (187.1)
  Business acquisitions                                      (32.2)        (325.7)         (85.5)
  Proceeds from disposal of assets                            14.6           35.6            6.0
  Cash of acquired businesses                                  3.3            8.6            -
  Proceeds of sales of interests in:
    Western Atlas - net of taxes paid                          -              -            451.8
    M-I Drilling Fluids                                        -              -            160.0
                                                           -------        -------        -------
    Net cash (used) provided by  investing activities       (349.7)        (569.7)         345.2
                                                           -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                 295.5            -              -
  Purchase of common shares for Treasury                    (228.1)         (46.8)           -
  Dividends paid                                            (122.1)        (124.3)        (116.5)
  Increase (decrease) in short-term debt                     (45.6)          58.2         (256.9)
  Increase (decrease) in long-term debt                       (3.0)         (16.8)         (46.4)
  Sale/issuance of common shares                              20.7            7.3           30.0
                                                           -------        -------        -------
    Net cash (used) by financing activities                  (82.6)        (122.4)        (389.8)
                                                           -------        -------        -------
EFFECT OF TRANSLATION ADJUSTMENTS ON CASH                      3.8           (1.4)           5.4
                                                           -------        -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (16.3)        (266.3)         314.9

CASH AND CASH EQUIVALENTS:
  Beginning of year                                          248.7          515.0          200.1
                                                           -------        -------        -------
  End of year                                              $ 232.4        $ 248.7        $ 515.0
                                                           -------        -------        -------
                                                           -------        -------        -------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING CHANGE, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING CHANGE

Effective November 1, 1994, the Company changed its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS (SFAS
112). Postemployment benefits include salary continuation, disability, and health care for former or inactive employees who are not retired. Medical benefits for employees on long-term disability are the most significant of the benefits. SFAS 112 requires accrual of the cost of these benefits currently. The Company had previously accrued the liability for salary continuation but had expensed the other benefits as paid. The Consolidated Statement of Earnings for 1995 includes a charge of $16.0 million (net of tax of $9.0 million) or $0.09 per share for the cumulative effect of the accounting change.

BAROID AND WHEATLEY MERGERS

Dresser Industries, Inc. (Dresser) merged with Baroid Corporation (Baroid) on January 21, 1994 and with Wheatley TXT Corp. (Wheatley) on August 5, 1994. "The Company," as used in these consolidated financial statements, refers to Dresser and its subsidiaries including Baroid and Wheatley. The mergers have been accounted for as poolings of interests. These consolidated financial statements reflect the results of operations and cash flows of the combined companies as if the mergers had occurred on November 1, 1993.

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

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING CHANGE, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-TERM CONTRACTS

Consistent with industry practice, service revenues and cost of services include the value of materials, equipment and labor contracts furnished by customers and for which the Company is responsible for the ultimate acceptability of performance of the project based on such material, equipment and labor. The value of such items was $239.6 million, $138.3 million and $138.7 million for the years ended October 31, 1996, 1995 and 1994, respectively.

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

Inventories on the LIFO method were $118.4 million and $112.0 million at October 31, 1996 and 1995, respectively. Under the average cost method, inventories would have increased by $99.0 million and $100.0 million at October 31, 1996 and 1995, respectively.

Inventories are stated net of progress payments received on contracts of $118.5 million and $94.5 million at October 31, 1996 and 1995, respectively.

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

GOODWILL

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

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows.

RECLASSIFICATION OF PRIOR YEARS

Prior year financial statements have been reclassified to conform to 1996 presentations.

FUTURE REPORTING REQUIREMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) and Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). The Company must adopt the provisions of SFAS 121 and SFAS 123 beginning in fiscal year 1997. SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting. The Company does not expect the effect of the adoption of SFAS 121 to be material in relation to its financial position or results of operations. Concerning SFAS 123, the Company expects to continue to follow the accounting provisions of Accounting Principles Board Opinion No. 25 for stock-based compensation and to furnish the pro-forma disclosures required under SFAS 123, if material.

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - JOINT VENTURES, ACQUISITIONS AND DIVESTITURES

JOINT VENTURES

Effective February 29, 1996, the Company entered into an agreement to form a joint venture with Shaw Industries Ltd. (Shaw) by contributing its Bredero Price assets and Shaw contributing its Shaw Pipe Protection assets on a worldwide basis. The Company has an option to purchase Shaw's interest in the joint venture at the end of the second and fourth years of the joint venture. Shaw also has the right to require the Company to purchase Shaw's interest in the joint venture under the same provisions.

ACQUISITIONS

The Company acquired several small businesses during 1996 for $32.2 million. These businesses did not have a significant effect on revenues or earnings.

During fiscal 1995, the Company acquired Subtec Asia Ltd., a Sharjah, United Arab Emirates company, which provides underwater technology services primarily to the offshore oil and gas industry, for $37.6 million in cash including
repayment of debt.   On May 2, 1995, the Company acquired North Sea Assets
P.L.C., the remotely operated vehicle business of NSA/HMB Group, for approximately $30.4 million in cash. On May 1, 1995, the Company acquired the assets of Wellstream Company L.P., which was engaged in the production of high pressure flexible pipe and riser systems, for $62.4 million in cash including repayment of debt. Also, the Company acquired the assets of Energy Coatings Company on May 5, 1995 and Pipeline Coating, Inc. on July 1, 1995 for a total of approximately $13.6 million in cash. These last two companies perform pipe coating services.

Effective May 31, 1995, the Company acquired all the outstanding shares of Grove S.p.A. (Grove), an Italian corporation, for $162.7 million in cash including repayment of debt. Grove is a multinational company engaged in the production of oilfield valves and regulators.

The above acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statements of Earnings from the acquisition dates. The purchase prices exceeded the value of the net assets acquired by $244.1 million. The excess is included in goodwill in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years. The pro forma effect of these acquisitions is not material.

In December 1993, Wheatley acquired Axelson, Inc. and Tom Wheatley Valve Company for $85.5 million cash, a $1.7 million promissory note and liabilities assumed of $2.0 million. Axelson is a manufacturer of downhole rod pumps and safety equipment used in the production of oil, and Tom Wheatley Valve Company produces valves for the oil and gas industry. These acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statements of Earnings from the acquisition dates.

DIVESTITURES

On January 28, 1994, the Company sold its 29.5% interest in Western Atlas International, Inc. to a wholly-owned subsidiary of Litton Industries for $558.0 million. The Company recognized a gain of $275.7 million ($146.5 million net of tax) on the sale.

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - JOINT VENTURES, ACQUISITIONS AND DIVESTITURES (CONTINUED)

DIVESTITURES (CONTINUED)

Following the Baroid merger (See Note A) and in accordance with an agreement reached with the Antitrust Division of the United States Department of Justice, the Company sold its 64% interest in M-I Drilling Fluids Company to Smith International, Inc. for $160.0 million in cash, effective February 28, 1994. The Company recognized a $2.6 million pre-tax gain on the sale.

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

NOTE C - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates and the nature and extent of these investments change over time. A summary of the impact of these investments on the consolidated financial statements follows (in millions):

                                                     1996     1995     1994
                                                    ------   ------   ------
   Share of earnings of unconsolidated affiliates
     Ingersoll-Dresser Pump Company                 $ 22.1   $ 13.2   $  8.8
     Bufete Industriale, S.A. de C.V.                    -     (5.2)     4.5
     Other affiliates                                  6.2      8.1     10.1
                                                    ------   ------   ------
                                                    $ 28.3   $ 16.1   $ 23.4
                                                    ------   ------   ------
                                                    ------   ------   ------

   Dividends received                               $  8.2   $  7.4   $ 13.1
                                                    ------   ------   ------
                                                    ------   ------   ------
   Advances received                                $ 28.8   $ 15.6   $ 15.5
                                                    ------   ------   ------
                                                    ------   ------   ------

                                                      OCTOBER 31,
                                                    ---------------
                                                     1996     1995
                                                    ------   ------
   Investments in and receivables from
    unconsolidated affiliates
     Ingersoll-Dresser Pump Company                 $132.5   $143.0
     Other affiliates                                 50.0     58.9
                                                    ------   ------
                                                    $182.5   $201.9
                                                    ------   ------
                                                    ------   ------

The Company's share of earnings for Ingersoll-Dresser Pump Company is before income taxes and includes adjustments made by the Company for differences in the timing of adoption of an accounting change and for expenses retained by the Company.

In connection with the Ingersoll-Dresser Pump Company joint venture agreement and a subsequent amendment, the Company granted to Ingersoll-Rand Company an option to purchase 51% of the stock of Mono Group Limited for a price equal to 51% of its book value, including unamortized goodwill, at the exercise date. The option price will be the amount at January 31, 1995 or at the end of the month during which Ingersoll-Rand gives notice of its intention to exercise the option, whichever amount is

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - UNCONSOLIDATED AFFILIATED COMPANIES (CONTINUED)

lower. The option will expire on April 30, 1997. If the option to purchase is exercised by Ingersoll-Rand Company, both Ingersoll-Rand and the Company have agreed to contribute their respective Mono Group Limited shares to the Ingersoll-Dresser Pump Company as a contribution of capital to the partnership.

In the fourth quarter of 1995, The M. W. Kellogg Company (a wholly-owned subsidiary) sold a portion of its interest in its Mexican affiliate, Bufete Industriale, S.A. de C.V., and recognized a gain of $7.5 million. As a result of the sale, Kellogg's ownership interest fell below 20%. Thereafter, Kellogg accounted for its investment on the cost method rather than the equity method used before the sale. Separately, Kellogg entered into a derivative transaction with the purchasers of the Bufete shares. The derivative agreement is based on the $20.4 million price of the shares sold. On the settlement date of October 30, 1998, the Company will receive or make a cash payment equal to the increase or decrease, respectively, in the value of the shares sold. The estimated effect of the agreement will be accrued during the term of the agreement. As of October 31, 1996, the carrying value of the derivative was not significant and the fair value approximated the carrying value. The counterparties to the derivative are high quality institutions, and the Company believes that they are not significant credit risks. Kellogg has the right of first refusal should the purchasers want to sell the shares.

NOTE D - CASH FLOW DATA

Cash and cash equivalents include cash on hand and investments with maturities
of three months or less at time of original purchase.   Supplemental
information about cash payments is as follows (in millions):

                                                     1996     1995     1994
                                                    ------   ------   ------

     Cash payments for income taxes                 $155.6   $ 82.6   $210.3
                                                    ------   ------   ------
                                                    ------   ------   ------
     Cash payments for interest on debt             $ 51.2   $ 46.1   $ 46.3
                                                    ------   ------   ------
                                                    ------   ------   ------

Working capital changes on the Consolidated Statements of Cash Flows were as follows (in millions):

                                                     1996      1995      1994
                                                    -------   -------   -------

 (Increase) in receivables                          $(145.3)  $ (71.2)  $(111.9)
 (Increase) decrease in inventories                  (101.5)    (89.2)     15.3
 (Increase) decrease in deferred taxes and
  prepaid expenses                                      5.4     (33.3)     84.6
 Increase (decrease) in accrued
  liabilities and accounts payable                     19.2      95.0     (81.9)
 Increase (decrease) in contract advances             131.3      56.3     (24.4)
 Increase (decrease) in income taxes payable          (17.3)     15.1     (11.7)
                                                    -------   -------   -------
                                                    $(108.2)  $ (27.3)  $(130.0)
                                                    -------   -------   -------
                                                    -------   -------   -------

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - INCOME TAXES

The domestic and foreign components of earnings before income taxes consist of the following (in millions):

                                                      1996     1995     1994
                                                     ------   ------   ------
  Domestic                                           $267.0   $177.8   $494.2
  Foreign                                             159.8    164.4    125.2
                                                     ------   ------   ------
    Total earnings before income taxes               $426.8   $342.2   $619.4
                                                     ------   ------   ------
                                                     ------   ------   ------

The components of the provision for income taxes are as follows (in millions):

                                                      1996     1995     1994
                                                     ------   ------   ------
  Current
    U.S. Federal                                     $ 84.3   $ 52.1   $129.5
    State                                               7.1      3.7      5.1
    Foreign                                            43.3     48.3     60.1
                                                     ------   ------   ------
                                                      134.7    104.1    194.7
                                                     ------   ------   ------
  Deferred
    U.S. Federal                                       (3.0)    (5.7)    33.7
    Foreign                                            13.4     10.9     (3.7)
                                                     ------   ------   ------
                                                       10.4      5.2     30.0
                                                     ------   ------   ------
      Total income tax provision                     $145.1   $109.3   $224.7
                                                     ------   ------   ------
                                                     ------   ------   ------

The Company has not provided U.S. federal income and foreign withholding taxes on $590 million of non-U.S. subsidiaries' undistributed earnings as of October 31, 1996, because such earnings are intended to be reinvested indefinitely to finance foreign operations and expansion. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability. When the Company identifies exceptions to the general reinvestment policy, additional taxes are provided.

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - INCOME TAXES (CONTINUED)

The following is a reconciliation of income taxes at the U.S. Federal income tax rate of 35% to the effective provision for income taxes reflected in the Consolidated Statements of Earnings (in millions):

                                                      1996     1995     1994
                                                     ------   ------   ------
   Provision for income taxes at statutory rates     $149.4   $119.8   $216.8
   Minority interest's share of domestic
    partnership earnings                                  -        -     (3.8)
   Net tax benefits of foreign dividends
    and foreign tax credit carry forwards             (10.1)    (5.3)    (4.2)
   Foreign losses not benefited                         9.6      5.6     10.4
   Foreign taxes less than U.S. rate on
    foreign earnings                                   (7.4)    (6.9)     (.5)
   Nondeductible goodwill amortization                  8.3      7.1      6.9
   Book/tax basis differential of acquired property    (5.4)       -      4.7
   Alternative minimum tax credit                         -        -     (7.3)
   Book/tax basis differences on Western Atlas
    divestiture                                           -        -     27.5
   Change in valuation allowance attributable to:
     IRI divestiture                                      -        -    (17.5)
     Baroid domestic operations                           -        -    (17.3)
     Foreign net operating losses                      (3.5)    (6.3)       -
     Utilization of capital losses                        -     (2.8)       -
   State and local income taxes, net of
    U.S. Federal income tax benefit                     4.1      2.4      3.3
   Other                                                 .1     (4.3)     5.7
                                                     ------   ------   ------
   Provision for income taxes                        $145.1   $109.3   $224.7
                                                     ------   ------   ------
                                                     ------   ------   ------


Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

               DRESSER INDURSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - INCOME TAXES (CONTINUED)

The deferred income tax provisions (credits) relate to the following (in millions):

                                                      1996     1995     1994
                                                     ------   ------   ------

   Postretirement benefits                           $  4.1   $  4.6   $  9.8
   Reserve for litigation settlements                  (1.1)    (2.3)    22.4
   Restructuring costs                                   .4      (.7)    12.3
   Bad debt                                            (1.4)      .2     20.2
   Increase (decrease) in valuation allowance
    on temporary differences                            4.6     (9.1)   (34.8)
   Other items including warranty, insurance
    and similar accruals                                3.8     12.5       .1
                                                     ------   ------   ------
     Total deferred taxes                            $ 10.4   $  5.2   $ 30.0
                                                     ------   ------   ------
                                                     ------   ------   ------

The components of the net deferred tax asset as of October 31, were as follows (in millions):

                                                               1996     1995
                                                              ------   ------
   Deferred tax asset:
     Postretirement and postemployment benefits               $201.3   $205.4
     Long-term contracts                                        18.2     26.0
     Warranty reserves                                           9.7      9.6
     Inventory                                                  21.6     24.0
     Insurance reserves                                         33.7     34.7
     Deferred compensation                                      19.4     19.0
     Net operating loss carryforwards                           24.6     14.7
     Other items                                                27.0     23.1
     Valuation allowance                                       (17.4)   (12.8)
                                                              ------   ------
       Total deferred tax asset                                338.1    343.7
                                                              ------   ------
   Deferred tax liability:
     Depreciation and amortization                             (64.6)   (63.1)
     Other items                                                (5.7)    (6.9)
                                                              ------   ------
       Total deferred tax liability                            (70.3)   (70.0)
                                                              ------   ------
   Net deferred tax asset                                     $267.8   $273.7
                                                              ------   ------
                                                              ------   ------

At October 31, 1996, the Company had foreign operating loss carryforwards of approximately $50 million that had not been benefited. The tax benefit of these losses is recorded as a deferred tax asset and offset with a corresponding valuation allowance. These losses are available to reduce the future tax liabilities of their respective foreign entities. Approximately
$25 million of these losses will carry forward indefinitely while the remaining losses expire at various dates from 1997 to 2006.

The net change of $4.6 million in 1996 in the valuation allowance for deferred tax assets relates to increases in the valuation allowance for foreign losses.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - SHORT-TERM DEBT

Short-term debt at October 31, 1996 consists of $84.4 million of foreign bank loans including amounts drawn against overdraft facilities. The foreign bank loans are mostly in foreign currencies and are at negotiated interest rates.

As of October 31, 1996 the Company had $280.0 million unused and available short-term committed U.S. bank lines of credit. Such lines provide for borrowings at negotiated interest rates for a high quality industrial company. The lines of credit may be terminated at the option of the banks or the Company.

As of October 31, 1996 loan arrangements had been established with banks outside the United States under which the Company's foreign subsidiaries may borrow on an overdraft and short-term note basis. At October 31, 1996 the amount unused and available under these arrangements aggregated $332.3 million.


NOTE G - LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):

                                              OCTOBER 31,
                                          ------------------
                                           1996        1995
                                          ------      ------
  Notes, 6.25%, due 2000                  $300.0      $300.0
  Debentures, 7.60%, due 2096              300.0         -
  Senior notes, 8%, due 2003               149.3       149.2
  Other loan agreements                      8.6        12.4
                                          ------      ------
                                           757.9       461.6
    Less portion due within one year         1.6         2.3
                                          ------      ------
                                          $756.3      $459.3
                                          ------      ------
                                          ------      ------


NOTE H - EMPLOYEE INCENTIVE PLANS

STOCK COMPENSATION PLAN

Dresser's 1992 Stock Compensation Plan includes a Stock Option Program, a Restricted Incentive Stock Program and a Performance Stock Unit Program.

The Stock Option Program provides for the granting of options to officers and key employees for purchase of the Company's common shares. The Plan is administered by the Executive Compensation Committee of the Board of Directors, whose members are not eligible for grants under the Plan. No option can be for a term of more than ten years from date of grant. The option price is recommended by the committee, but cannot be less than 100% of the average of the high and low prices of the shares on the New York Stock Exchange on the day the options are granted. The option price for 950,622 shares granted from 1993 through 1995 and still outstanding include prices that increase on the annual anniversary dates of grants.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - EMPLOYEE INCENTIVE PLANS (CONTINUED)

STOCK COMPENSATION PLAN (CONTINUED)

Changes in outstanding options under the Stock Option Program during the three years ended October 31, 1996 and options exercisable at October 31, 1996 are as follows:

  Outstanding at October 31, 1993                                3,285,765
    Granted at $17.375 to $21.00                                   662,263
    Exercised at $5.583 to $21.98                                 (419,445)
    Canceled or expired                                           (475,631)
                                                                 ---------
  Outstanding at October 31, 1994                                3,052,952
    Granted at $19.313 to $23.00                                   474,737
    Exercised at $9.313 to $23.04                                 (414,082)
    Canceled or expired                                            (29,470)
                                                                 ---------
  Outstanding at October 31, 1995                                3,084,137
    Granted at $21.75 to $28.375                                   768,423
    Exercised at $11.4688 to $23.88                               (676,237)
                                                                 ---------
  Outstanding at October 31, 1996                                3,176,323
                                                                 ---------
                                                                 ---------
    Exercisable at October 31, 1996 at $9.125 to $27.875         2,000,610
                                                                 ---------
                                                                 ---------

At October 31, 1996 a total of 7.1 million Dresser common shares were reserved for granting of future options under the 1992 plan.


NOTE I - CAPITAL SHARES

Changes in issued common shares during the three years ended October 31, 1996 are as follows (in thousands):

  Shares at October 31, 1993                                       180,962
    Sold in a public offering by Wheatley                            2,100
    Issued under benefit and dividend reinvestment plans               986
                                                                   -------
  Shares at October 31, 1994                                       184,048
    Issued under benefit and dividend reinvestment plans               418
                                                                   -------
  Shares at October 31, 1995                                       184,466
    Issued pursuant to stock warrant agreement                         400
                                                                   -------
  Shares at October 31, 1996                                       184,866
                                                                   -------
                                                                   -------

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - CAPITAL SHARES (CONTINUED)

Changes in common shares held in treasury during the three years ended October 31, 1996 are as follows (in thousands):

  Treasury shares at October 31, 1993                                  190
    Exchanged under benefit and dividend reinvestment plans              6
                                                                     -----
  Treasury shares at October 31, 1994                                  196
    Shares purchased                                                 2,327
    Issued under benefit and dividend reinvestment plans              (413)
                                                                     -----
  Treasury shares at October 31, 1995                                2,110
    Shares purchased                                                 8,163
    Issued under benefit and dividend reinvestment plans            (1,026)
                                                                     -----
  Treasury shares at October 31, 1996                                9,247
                                                                     -----
                                                                     -----

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

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - COMMITMENTS AND CONTINGENCIES

GENERAL LITIGATION

The Company continues to be involved in a lawsuit brought by parties who purchased a construction equipment dealership from a third party in 1988. In April 1994 the plaintiffs were awarded judgment of $6.5 million for compensatory damages and $4.0 million for punitive damages. The Company appealed the case. Appeal brief was filed in March 1995 and oral arguments were heard in October 1995. A decision is not expected for several months.

The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October 1983 transaction. In May 1994 the jury returned a verdict awarding the plaintiffs $4.0 million in compensatory damages and $50.0 million in punitive damages. On October 13, 1994 the Court ordered a reduction of damages from $54.0 million to $12.0 million. On October 15, 1996 the Court of Appeals issued its decision reversing the trial court's decision and remanding the case for a new trial on damages.

Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with these matters. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

ASBESTOSIS LITIGATION

The Company has approximately 69,000 pending claims, reflecting approximately 27,000 new claims opened in fiscal 1996 and 28,000 claims closed in fiscal 1996, in which it is alleged that third parties sustained injuries and damages resulting from the inhalation of asbestos fibers in products manufactured by the Company.

Of the pending claims, approximately 15,000 allege injury as a result of exposure to asbestos contained in refractory products. The Company has entered into an agreement with its insurance carriers on these claims that currently covers 79% of its fees, expenses and indemnity payments. A lawsuit has been filed against certain of the Company's excess carriers, which, if successful, would raise the amount to 83%. During the fiscal year, there were approximately 500 new claims filed, and approximately 2,000 claims were tried, settled or summarily disposed for a gross cost of $2.4 million, including legal fees, expenses and indemnity payments. Since 1976 the Company has tried, settled or summarily disposed of approximately 18,000 claims for a gross cost of $39.1 million, including legal fees, expenses and indemnity payments. Management has no reason to believe the carriers will not be able to meet their share of the obligations under the agreement. The Company has provided for the estimated exposure, based upon past experience, of the open claims. Refractory product claims subsequent to July 31, 1992, are the responsibility of Harbison-Walker Refractories Company (formerly INDRESCO Inc.) pursuant to an agreement entered into at the time of the spin-off of INDRESCO by the Company.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ASBESTOSIS LITIGATION (CONTINUED)

Of the approximately 54,000 non-refractory product claims, approximately half are covered, in whole or in part, by a separate agreement with insurance carriers. Because the agreement for these claims is governed by exposure dates, the covered amount varies by individual claim, but currently averages 64% of fees, expenses and indemnity payments. During the fiscal year, there were approximately 7,000 new claims filed, and approximately 7,000 claims were tried, settled or summarily disposed for a gross cost of $1.5 million, including legal fees, expenses and indemnity payments. Since 1976 the Company has tried, settled or summarily disposed of approximately 16,000 claims for a gross cost of $7.6 million, including legal fees, expenses and indemnity payments. Management has no reason to believe that carriers will not be able to meet their obligations under the agreement.

Regarding the claims that are not currently covered by any agreement with carriers, during the fiscal year, there were approximately 20,000 new claims filed, and approximately 18,000 claims were tried, settled or summarily disposed for a gross cost of $4.7 million, including legal fees, expenses and indemnity payments. The Company has tried, settled or summarily disposed of approximately 34,000 claims since 1976 for a total cost of $9.5 million, including legal fees, expenses and indemnity payments. A lawsuit has been filed against a separate group of insurers seeking to recover the defense and indemnity costs for these claims, and the Company is in negotiation with those carriers. There is no guarantee that the amount covered by insurance under any future agreements will be similar to prior agreements. The Company has provided for the estimated exposure of the open non-refractory claims based upon recent per claim settlement costs.

In 1993 the Company sustained an adverse judgment in cases filed by employees of Ingalls Shipyard in Pascagoula, Mississippi. The Company's share of damages awarded in six cases amounted to $3.8 million plus 10% add on for punitive damages. In August 1995 an agreement was reached with plaintiff's counsel to settle these claims, along with 16,500 additional claims for which the Company is responsible. Individual plaintiffs have the right to opt out of the settlement. As of October 31, 1996, the Company had received approximately 9,000 releases for a gross cost of approximately $10.2 million, including legal fees, expenses and indemnity payments. These claims are included in pending claims until all releases are obtained. No one had opted out of the settlements and the judgment against the Company has been vacated. The Company expects that the settlement will be implemented in its entirety and has fully provided for its liability.

In December 1994 a jury in Baltimore, Maryland returned a verdict on the liability portion of a consolidated asbestos case and awarded compensatory damages for five trial plaintiffs, including two against the Company's former Refractory Division. On February 9, 1995 the jury returned its verdict in the punitive damages portion of the case, applying a 200% punitive damage multiplier. During 1995 the Baltimore Court overturned the jury's verdict both as to any Company responsibility for the asbestos illnesses of the two individual trial plaintiffs and the punitive damage multiplier for the two plaintiffs and future claimants. Plaintiffs have appealed the Court's ruling. The Court did sustain the jury's findings that the Company was negligent in using asbestos in its products and in addition is responsible for any injury caused by exposure to those products on a strict liability basis. These findings, which the Company has appealed, would apply to additional claimants, each of whom would have to establish in a future mini-trial both the existence of an asbestos-related disease and that the Company's products were a substantial cause of that disease.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ASBESTOSIS LITIGATION (CONTINUED)

Included in the 69,000 pending claims at October 31, 1996 are approximately 31,000 settlements that are still carried as pending until all releases are signed. Such settlements include the 16,500 Mississippi claims and approximately 14,000 non-refractory claims in Texas, New York and New Jersey. Resolution of these claims will reduce the number of pending claims at October 31, 1996 by approximately 35% for refractory product claims and 45% for non-refractory product claims.

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

QUANTUM CHEMICAL LITIGATION

In October 1992 Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility. Quantum sought $200 million in actual damages and twice that amount in punitive damages. Kellogg answered denying the claim and filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud. The case was tried during 1995. On November 30, 1995 the jury returned a verdict finding that there was no fraud on the part of Kellogg, that Quantum's claim was barred by the statute of limitations, that Quantum is liable for $4.3 million in breach of contract damages, that Quantum is liable for $4.1 million in damages for theft of trade secrets, and that Quantum is liable for $3.0 million of Kellogg's legal fees. Quantum has filed a motion for a new trial and the case is now on appeal. The Company has not recognized any income related to the jury verdict.

ENVIRONMENTAL MATTERS

The Company has been preliminarily identified as a potentially responsible party in 97 Superfund sites. Primary responsibility for eight of these sites was assumed by Global Industrial Technologies Inc. and there is joint responsibility at three sites. The Company has entered into settlements at 35 sites at a total cost of $2 million. Upon evaluation of the information concerning various sites, the Company determined that it is not a responsible party and had no liability at 26 sites. Based on the Company's historical experience with similar claims and management's understanding of the facts and circumstances, management believes that the resolution of liability at the 28 remaining sites will be reached without material effect on the Company's financial position or results of operations.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

OTHER COMMITMENTS

Total rental and lease expense charged to earnings was $107.0 million in 1996, $103.4 million in 1995 and $99.0 million in 1994. At October 31, 1996 the aggregate minimum annual obligations under noncancelable leases were: $58.9 million for 1997; $35.8 million for 1998; $23.9 million for 1999; $15.5 million for 2000; $13.6 million for 2001 and $50.3 million for all subsequent years. The lease obligations related primarily to general and sales office space and warehouses.

NOTE K - POSTRETIREMENT BENEFITS

HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company has health care and life insurance plans for eligible retired U.S. union and non-union employees. Although certain plans are contributory, the Company generally absorbs the majority of the costs. The Company funds the benefit plans as claims and premiums are paid.

The net periodic postretirement benefit expense and the actual benefits paid were as follows (in millions):

                                                           1996        1995        1994
                                                          ------      ------      ------
    Service cost for benefits earned                      $  4.2      $  4.2      $  4.5
    Interest cost on accumulated postretirement
     benefit obligation                                     29.3        29.7        27.1
    Net amortization of unrecognized gain                  (19.2)      (18.5)      (15.7)
                                                          ------      ------      ------
    Net periodic postretirement benefit expense           $ 14.3      $ 15.4      $ 15.9
                                                          ------      ------      ------
                                                          ------      ------      ------

    Actual benefits paid                                  $ 24.6      $ 25.3      $ 24.8
                                                          ------      ------      ------
                                                          ------      ------      ------

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED)

The liability of the plans at October 31 was as follows (in millions):

                                                                 1996           1995
                                                                ------         ------
    Actuarial present value of accumulated postretirement
     benefit obligation:
    Retirees                                                    $253.3         $268.9
      Fully eligible active plan participants                     53.8           47.4
      Other active plan participants                              65.8           69.1
                                                                ------         ------
        Total accumulated postretirement benefit obligation      372.9          385.4
      Unamortized gains from plan amendments                     158.8          173.6
      Unrecognized net gain                                       92.0           75.0
                                                                ------         ------
    Accrued postretirement benefit liability                    $623.7         $634.0
                                                                ------         ------
                                                                ------         ------

Accrued compensation and benefits on the Consolidated Balance Sheets include the current portion of the accrued liability.

Assumptions used to calculate the Accumulated Postretirement Benefit Obligation as of October 31 were as follows:

  Discount rate - 8.0% for 1996 and 8.25% for 1995 and 1994

  Health care trend rate (weighted based on participant count) -
    1996 - 10.0% for 1996 declining to 5.5% in 2002 and level thereafter. 1995 - 10.0% for 1995 declining to 5.5% in 2002 and level thereafter. 1994 - 12.0% for 1994 declining to 5.5% in 2003 and level thereafter.

A one percentage-point increase in the assumed health care cost trend rate for each year would increase the net postretirement benefit expense for 1996 by approximately $3.3 million and would increase the accumulated postretirement benefit obligation as of October 31, 1996 by approximately $28.1 million.

PENSION PLANS AND RETIREMENT SAVINGS PLANS

The Company has numerous defined benefit pension plans covering certain employees in the United States. The benefits under the U.S. plans are based primarily on years of service and employees' qualifying compensation during the final years of employment for salaried employees and are based primarily on years of service for hourly employees. The U.S. plans are funded in accordance with the requirements of applicable laws and regulations. The U.S. plan assets are invested in cash, short-term investments, equities, fixed-income instruments and real estate at October 31, 1996.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expense for all defined contribution plans was $41.8 million, $24.4 million and $18.6 million in 1996, 1995 and 1994, respectively. The 1996 expense increase versus 1995 resulted from a full year's cost of the new retirement savings plan compared with five months in 1995. The 1995 expense increase versus 1994 resulted from the costs of the new retirement savings plan. The expense increases were substantially offset by lower defined benefit plan expenses.

Expense for all defined benefit plans and cash contributions to the plans were as follows (in millions):

                                                          1996       1995       1994
                                                         ------     ------     ------
    Service cost for benefits earned                     $ 15.5     $ 17.4     $ 22.8
    Interest cost on projected benefit obligation          43.6       41.0       38.2
    Return on plan assets                                 (48.8)     (44.6)     (42.0)
    Net amortization and deferral                          (3.7)      (1.2)       2.5
                                                         ------     ------     ------
    Net pension expense                                  $  6.6     $ 12.6     $ 21.5
                                                         ------     ------     ------
                                                         ------     ------     ------

    Cash contributions                                   $ 18.8     $ 23.5     $ 28.8
                                                         ------     ------     ------
                                                         ------     ------     ------

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

PENSION PLANS AND RETIREMENT SAVINGS PLANS (CONTINUED)

The funded status of the defined benefit plans on the measurement dates of October 31 was as follows (in millions):

 Plans with Assets Exceeding Projected Benefits
                                                             1996        1995
                                                           --------    --------
  Actuarial present value of benefit obligations:
    Vested benefit obligation                              $  251.6    $  238.6
                                                           --------    --------
                                                           --------    --------
    Accumulated benefit obligation                         $  256.0    $  243.3
                                                           --------    --------
                                                           --------    --------
    Projected benefit obligation                           $  277.8    $  262.9
  Plan assets at fair value                                   384.3       348.6
                                                           --------    --------
  Plan assets over projected benefit obligation               106.5        85.7
  Unrecognized net loss                                         1.3        13.3
  Prior service cost not yet recognized in net periodic
   pension expense                                            (24.1)      (29.5)
  Unrecognized transition net asset                           (16.2)      (19.6)
                                                           --------    --------
  Prepaid pension costs                                     $  67.5     $  49.9
                                                           --------    --------
                                                           --------    --------
 Plans with Projected Benefits Exceeding Assets
                                                             1996        1995
                                                           --------    --------
  Actuarial present value of benefit obligations:
    Vested benefit obligation                              $  246.1    $  206.9
                                                           --------    --------
                                                           --------    --------
    Accumulated benefit obligation                         $  260.9    $  222.5
                                                           --------    --------
                                                           --------    --------
    Projected benefit obligation                           $  297.2    $  253.5
  Plan assets at fair value                                   217.6       181.8
                                                           --------    --------
  Projected benefit obligation over plan assets               (79.6)      (71.7)
  Unrecognized net loss                                         1.4          .8
  Prior service cost not yet recognized in net
   periodic pension expense                                    24.3        20.8
  Unrecognized transition obligation                            7.8         8.9
  Adjustment required to recognize minimum liability          (32.5)      (28.3)
                                                           --------    --------
  Pension liability                                        $  (78.6)   $  (69.5)
                                                           --------    --------
                                                           --------    --------

On the Consolidated Balance Sheets, "Other assets" include prepaid pension costs and "Accrued compensation and benefits" include the current portion of the pension liabilities.

The Company recognized an additional minimum pension liability for underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity. As of October 31, 1996 and 1995, the Company had recorded additional liabilities of $32.5 million and $28.3 million, intangible assets of $20.9 million and $16.3 million, and adjustments to shareholders' equity, (net of income taxes and minority interest) of $6.9 million and $7.0 million, respectively.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

PENSION PLANS AND RETIREMENT SAVINGS PLANS (CONTINUED)

The actuarial assumptions used in determining funded status of the plans were as follows:

                                                      1996           1995
                                                  -----------    -----------
U.S. Plans
 Discount rate                                            8.0%          8.25%
 Expected long-term rate of return on assets      8.5% to 9.0%   8.5% to 9.0%
 Rate of increase in compensation levels          4.0% to 5.5%   4.0% to 5.5%
Foreign Plans
 Discount rate                                    7.0% to 12.5%  7.0% to 12.5%
 Expected long-term rate of return on assets      7.0% to 13.5%  7.0% to 13.5%
 Rate of increase in compensation levels          4.0% to 11.0%  4.0% to 11.0%

NOTE L - SUPPLEMENTARY INFORMATION AND SPECIAL CHARGES

Depreciation of property, plant and equipment charged to earnings amounted to $193.4 million in 1996, $174.4 million in 1995 and $187.0 million in 1994.

Amortization of intangibles was $36.4 million in 1996, $32.2 million in 1995 and $29.3 million in 1994 and is included in selling, engineering, administrative and general expenses.

Research and development costs charged to earnings were $110.6 million in 1996, $96.5 million in 1995 and $102.5 million in 1994.

The components of other income (deductions), net on the Consolidated Statements of Earnings are as follows (in millions):
                                              1996           1995         1994
                                             ------        -------      -------

 Gain on business disposals                  $    -          $  -        $  7.1
 Gains on sales of assets                       4.5            7.5          3.1
 Foreign exchange gain (loss)                 (15.2)          (1.2)       (13.6)
                                             ------        -------      -------
                                             $(10.7)        $  6.3      $  (3.4)
                                             ------        -------      -------
                                             ------        -------      -------
Special charges consist of the following
 (in millions):
                                                                          1994
                                                                         ------
 Parker & Parsley - insurance recovery                                   $ 18.4
 Merger expenses                                                          (10.7)
 Drill bit pricing litigation settlement                                   (9.5)
 Restructuring charges                                                     (6.2)
                                                                         ------
                                                                         $ (8.0)
                                                                         ------
                                                                         ------

In April 1994 the Company entered into settlement agreements with certain insurance carriers relating to the Parker & Parsley litigation which was settled in 1993. Pursuant to the settlement agreements, the Company received approximately $33.8 million, which, after legal fees and a provision for other potential litigation settlements, resulted in a gain of $18.4 million.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - SUPPLEMENTARY INFORMATION AND SPECIAL CHARGES (CONTINUED)

In 1994 the Company recorded expenses associated with the Wheatley merger (See Note A) totaling $10.7 million, including professional fees and costs related to eliminating duplicate facilities.

The Company paid $9.5 million in February 1994 for the settlement of drill bit pricing litigation.

In 1994 the Company accrued expenses of $6.2 million primarily for personnel reduction costs associated with restructuring its Valve and Controls operations. Of the costs, $2.5 million was paid in 1994 and $3.7 million was paid in 1995.

NOTE M - FINANCIAL INSTRUMENTS

The Company does not hold or issue financial instruments for purposes of trading. The carrying amounts of cash and short-term investments, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt, including the current portion, were lower than fair value by $1.6 million at October 31, 1996 and $4.8 million at October 31, 1995. Fair values of the debt were determined by reference to market interest rates.

The Company has cash and cash equivalents, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to potential foreign exchange gains and losses arising on future changes in currency exchange rates. The Company hedges such risks by entering into forward exchange contracts. A forward exchange contract is an agreement to exchange different currencies at a specified future date and forward rate. The Company does not enter into forward contracts to engage in speculation, nor does the Company hedge investments in foreign entities. The Company had $282.9 million and $394.0 million, notional amounts, of forward exchange contracts outstanding at October 31, 1996 and 1995, respectively. The notional amounts are used to express the volume of these transactions and do not represent exposure to loss. At October 31, 1996, substantially all of these contracts were in European currencies. The carrying value of the contracts was not significant. The fair value of the contracts, based on year-end quoted rates for purchasing contracts with similar terms and maturity dates, approximated carrying value and was also not significant.

See Note C for information about a derivative financial instrument that the Company entered into with the purchasers of part of the Company's investment in an unconsolidated affiliate.

The Company's financial instruments do not represent significant credit risks at October 31, 1996 because they are either with high quality financial institutions or widely dispersed across many customers and financial institutions.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Descriptions of the Company's industry segments are as follows:

   PETROLEUM PRODUCTS AND SERVICES

   This segment provides services and project management for oil and gas exploration, drilling, completion, production and transmission activities. Principal products and services of the Drilling and Production Operations include integrated well services and project management, drilling fluids systems, drill bits, measurement-while-drilling services, directional drilling services, completion and production tools, production valves and pumps, meters and measuring equipment. Kellogg Oil and Gas Services is an EPIC contractor (engineering, procurement, installation and construction) for subsea and onshore projects, and it supplies ROVs (remotely operated vehicles), seabed equipment, flexible flowlines, riser systems and pipe coating, pipe laying and pipe burying services.

   ENGINEERING SERVICES

   This segment consists of the M. W. Kellogg Company, which provides engineering, construction and related services primarily for the hydrocarbon processing industries. M. W. Kellogg has its own proprietary technologies and utilizes the advanced technologies of others to facilitate the environmentally acceptable conversion of raw hydrocarbons and their chemicals into value-added end products. The Company participates in projects involving liquefied natural gas (LNG) plants and receiving terminals, refining and petrochemical activities and ammonia/fertilizer facilities. This includes grassroots activity as well as the modernizing and retrofitting of energy-related complexes for efficiency and environmental control purposes.

   ENERGY EQUIPMENT

   This segment designs, manufactures and markets engineered products for oil and gas producers, transporters and processors, petroleum marketers and the power industry. Compression and Pumping Operations include the Dresser-Rand joint venture, which produces compressors, turbines, generators and electric motors, as well as the Ingersoll-Dresser Pump unconsolidated joint venture and the Mono Pumps unit. Measurement Operations supply gasoline dispensing systems, instruments, meters and piping specialties. Flow Control Operations manufacture a broad range of valves (including control, safety, safety relief, ball, check, gate/plug, butterfly and industrial valves) as well as fluid-powered, linear and electric actuators. Power Systems Operations produce engines, generators and blowers.

The Financial Information by Industry Segment and Geographic Area for the years ended October 31, 1996, 1995 and 1994 is included on pages 23 through 26 of Management's Discussion and Analysis included elsewhere in this report and is an integral part of this Note to Consolidated Financial Statements.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - BAROID FINANCIAL INFORMATION

Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding (See Note G), and the Notes are fully guaranteed by Dresser. As long as the Notes remain outstanding, summarized financial information of Baroid is required to be presented as follows (in millions):

                                                 OCTOBER 31,
                                          -----------------------
    BAROID CORPORATION                      1996           1995
                                          --------       --------

     Current assets                       $  796.2       $  680.0
     Noncurrent assets                       578.9          532.8
                                          --------       --------
       Total                              $1,375.1       $1,212.8
                                          --------       --------
                                          --------       --------

     Current liabilities                     377.7       $  345.1
     Noncurrent liabilities                  429.2          408.2
     Shareholders' equity                    568.2          459.5
                                          --------       --------
       Total                              $1,375.1       $1,212.8
                                          --------       --------
                                          --------       --------


                                               YEARS ENDED OCTOBER 31,
                                       --------------------------------------
                                         1996           1995           1994
                                       --------       --------       --------

    Revenues                           $1,606.8       $1,323.3       $  923.2
                                       --------       --------       --------
                                       --------       --------       --------
    Gross earnings                     $  443.7       $  358.8       $  245.8
                                       --------       --------       --------
                                       --------       --------       --------
    Earnings from operations           $  185.2       $  133.1       $   78.2
    Other income (deductions)             (21.0)         (18.5)         (17.8)
                                       --------       --------       --------
    Earnings before taxes
    and minority interests                164.2          114.6           60.4
    Income taxes                          (55.8)         (37.8)         (19.8)
    Minority interest                       (.4)            .4            1.9
                                       --------       --------       --------
    Net earnings                       $  108.0        $  77.2       $   42.5
                                       --------       --------       --------
                                       --------       --------       --------

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          QUARTERS ENDED
                                           ----------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA         JANUARY 31   APRIL 30     JULY 31   OCTOBER 31
                                           ----------   --------    --------   ----------
1996
  Net revenues                              $1,462.9    $1,629.6    $1,638.0    $1,831.0
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
  Gross earnings                               320.4       349.8       369.6       433.6
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
    Net earnings                                46.6        57.2        68.3        85.4
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
  Earnings per common share                   $  .26     $   .31      $  .38      $  .49
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------

1995
  Net revenues                              $1,300.3    $1,261.2    $1,437.4    $1,629.8
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
  Gross earnings                               281.5       295.7       322.1       371.5
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
  Earnings before accounting change          $  38.6     $  45.1     $  45.0     $  84.4
  Cumulative effect of accounting change       (16.0)          -           -           -
                                            --------    --------    --------    --------
    Net earnings                             $  22.6     $  45.1     $  45.0     $  84.4
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
  Earnings per common share
    Earnings before accounting change         $  .21      $  .25      $  .25      $  .46
    Cumulative effect of accounting change      (.09)          -           -           -
                                            --------    --------    --------    --------
      Net earnings                            $  .12      $  .25      $  .25      $  .46
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------

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

  (b) Reports on Form 8-K.

    None.

  (c) Exhibits - Response to this portion of Item 14 is submitted as a separate section to this report. Management contracts or compensatory plans or arrangements in which Directors or executive officers participate are included in Exhibits 10.1 - 10.26.

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

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1997.

                                       DRESSER INDUSTRIES, INC.

                                       By:  /s/  KENNETH J. KOTARA
                                          ----------------------------------
                                            Kenneth J. Kotara
                                            Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1997.

              SIGNATURE                                TITLE
              ---------                                -----
*WILLIAM E. BRADFORD
-------------------------------------  Chairman of the Board, Chief Executive
(William E. Bradford, Director)        Officer and Director (Principal Executive
                                       Officer)

*GEORGE H. JUETTEN
-------------------------------------  Vice President and Chief Financial
(George H. Juetten)                    Officer (Principal Financial Officer)

/S/ KENNETH J. KOTARA                  Controller
-------------------------------------  (Principal Accounting Officer)
(Kenneth J. Kotara)

*SAMUEL B. CASEY, JR.                  *J. LANDIS MARTIN
-------------------------------------  -------------------------------------
(Samuel B. Casey, Jr., Director)       (J. Landis Martin, Director)

*LAWRENCE S. EAGLEBURGER               *LIONEL H. OLMER
-------------------------------------  -------------------------------------
(Lawrence S. Eagleburger, Director)    (Lionel H. Olmer, Director)

*SYLVIA A. EARLE, PH.D.                *JAY A. PRECOURT
-------------------------------------  -------------------------------------
(Sylvia A. Earle, Ph.D., Director)     (Jay A. Precourt, Director)

*RAWLES FULGHAM                        *DONALD C. VAUGHN
-------------------------------------  -------------------------------------
(Rawles Fulgham, Director)             (Donald C. Vaughn, Director)

*JOHN A. GAVIN                         *RICHARD W. VIESER
-------------------------------------  -------------------------------------
(John A. Gavin, Director)              (Richard W. Vieser, Director)

*RAY L. HUNT
-------------------------------------
(Ray L. Hunt, Director)


*By:/s/ REBECCA R. MORRIS
-------------------------------------
        Rebecca R. Morris
        (Attorney-In-Fact)

                            FORM 10-K
               ITEM 14(a)(1) AND (2) AND ITEM 14(d)
      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                   YEAR ENDED OCTOBER 31, 1996
                     DRESSER INDUSTRIES, INC.
                          DALLAS, TEXAS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent accountants are included in Item 8:
                                                                   Page
                                                                  Number
                                                                  ------
  Report of Independent Accountants                                 29

  Consolidated Statements of Earnings--
   Years ended October 31, 1996, 1995, and 1994                     30

  Consolidated Balance Sheets--
   October 31, 1996 and 1995                                        31

  Consolidated Statements of Shareholders' Equity--
   Years ended October 31, 1996, 1995 and 1994                      33

  Consolidated Statements of Cash Flows--
   Years ended October 31, 1996, 1995, and 1994                     34

  Notes to Consolidated Financial Statements                        35

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

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              DRESSER INDUSTRIES, INC. AND SUBSIDIARIES

                                        (MILLIONS OF DOLLARS)

                                                                                Col. C
                                                                       -----------------------
         Col. A                                             Col. B            Additions             Col. D       Col. E
         ------                                           ------------------------------------    -----------------------
                                                          Balance at   Charged to   Charged to                 Balance at
                                                          Beginning    Costs and       Other                     End of
      Descriptions                                        of Period     Expenses     Accounts     Deductions     Period
      ------------                                        ----------   -----------  ----------    ----------   ----------
ALLOWANCE DEDUCTED FROM ASSETS TO WHICH THEY APPLY
Year ended October 31, 1996
   For doubtful receivables classified as current assets    $24.6         $3.2         $  -         $ 6.1(B)      $21.7
                                                            -----         ----         ----         -----         -----
                                                            -----         ----         ----         -----         -----
   For deferred tax asset valuation
     allowance classified as noncurrent assets              $15.0         $  -         $2.4         $   -         $17.4
                                                            -----         ----         ----         -----         -----
                                                            -----         ----         ----         -----         -----
Year ended October 31, 1995
   For doubtful receivables classified as current assets    $30.4         $3.7         $ .7         $10.2(B)      $24.6
                                                            -----         ----         ----         -----         -----
                                                            -----         ----         ----         -----         -----
   For deferred tax asset valuation
     allowance classified as noncurrent assets              $21.9         $  -         $  -         $ 6.9         $15.0
                                                            -----         ----         ----         -----         -----
                                                            -----         ----         ----         -----         -----
Year ended October 31, 1994
 For doubtful receivables classified as current assets      $33.3         $6.4         $1.1(A)      $10.4(B)      $30.4
                                                            -----         ----         ----         -----         -----
                                                            -----         ----         ----         -----         -----
 For deferred tax asset valuation
     allowance classified as noncurrent assets              $54.3         $  -         $  -         $32.4         $21.9
                                                            -----         ----         ----         -----         -----
                                                            -----         ----         ----         -----         -----

Notes:
 (A) Primarily reclassification from other accrued liabilities, and addition of accounts due to acquisition.
 (B) Receivable write-offs and reclassifications, net of recoveries.

                               INDEX TO EXHIBITS

EXHIBIT                              DESCRIPTION
-------                              -----------

   3.1 Restated Certificate of Incorporation of Registrant and amendments thereto. (Incorporated by reference to Exhibit 3(I) to Registrant's Form 10-Q/A for the quarter ended April 30, 1996).

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

   4.5 Form of Indenture, between Dresser Industries, Inc. and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096. (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 as amended, Registration No. 333-01303).

   4.6 Form of Supplemental Indenture, between Dresser Industries, Inc. and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-K filed on August 9, 1996).

  10.1 Dresser Industries, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 11, 1966, filed pursuant to Regulation 14A, File No. 1-4003).

  10.2 Dresser Industries, Inc. Short-Term Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(b) to Registrant's Form 10-K for the year ended October 31, 1992).

-----------
* Filed Herewith

EXHIBIT                              DESCRIPTION
-------                              -----------

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

  10.5 Amendments No. 1 and 2 to the Dresser Industries, Inc. Consolidated Salaried Retirement Plan, as amended and restated effective May 1, 1994. (Incorporated by reference to Exhibit 10.5 to Registrant's Form 10-K for the year ended October 31, 1995).

  10.6 Dresser Industries, Inc. 1982 Stock Option Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 12, 1982, filed pursuant to Regulation 14A, File No. 1-4003).

  10.7 ERISA Excess Benefit Plan for Dresser Industries, Inc. as amended and restated effective June 1, 1995. (Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-K for the year ended October 31, 1995).

  10.8 ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995. (Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for the year ended October 31, 1995).

  10.9 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective June 1, 1995. (Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the year ended October 31, 1995).

  10.10 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as amended. (Incorporated by reference for Exhibit 10(n) to Registrant's Form 10-K/A for the year ended October 31, 1992).

  10.11 Dresser Industries, Inc. 1989 Restricted Incentive Stock Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

  10.12 Dresser Industries, Inc. 1989 Director Retirement Plan, as amended by restatement effective July 15, 1993. (Incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K for the year ended October 31, 1993).

  10.13 Form of Election for Deferral of Awards pursuant to the Dresser Industries, Inc. 1989 Director Retirement Plan. (Incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K for the year ended October 31, 1993).

-----------
* Filed Herewith

EXHIBIT                              DESCRIPTION
-------                              -----------

  10.14 The M. W. Kellogg Company Retirement Plan, as amended and restated effective January 1, 1989. (Incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K for the year ended
           October 31, 1995).

  10.15    Long Term Performance Plan for Selected Employees of The
           M. W. Kellogg Company. (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended October 31, 1991).

  10.16 Annual Incentive Plan for Selected Employees of The M. W. Kellogg Company. (Incorporated by reference to Exhibit 10(s) to Registrant's Form 10-K for the year ended October 31, 1991).

  10.17 Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

  10.18 Amendments No.1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

  10.19    Dresser-Rand Company Pension Plan.  (Incorporated by reference to
           Exhibit 10(y) to Registrant's Form 10-K for the year ended October 31, 1992).

  10.20 Dresser Industries, Inc. Deferred Savings Plan. (Incorporated by reference to Exhibit 10(z) to Registrant's Form 10-K for the year ended October 31, 1992).

  10.21 The M. W. Kellogg Company Executive Benefits Program. (Incorporated by reference to Exhibit 10.26 to Registrant's Form 10-K for the year ended October 31, 1994).

  10.22 Dresser Industries, Inc. 1995 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

  10.23 Dresser Industries, Inc. Retirement Savings Plan - A as adopted effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended October 31, 1995).

  10.24 Agreement with John Gavin (Incorporated by reference to Exhibit 10 to Registrant's Form 10-Q/A for the quarter ended April 30, 1996).

-----------
* Filed Herewith

EXHIBIT                              DESCRIPTION
-------                              -----------

 *10.25 Agreement with John Gavin for the period November 1, 1996-January 31, 1997.

 *10.26    Special 1997 Restricted Incentive Stock Grant.

 *21       Subsidiaries of Registrant at October 31, 1996.

 *23       Consent of Price Waterhouse LLP.

 *24       Powers of Attorney.

 *27       Financial Data Schedule.

-----------
* Filed Herewith