Form 10-Q
period 1997-01-31
DRESSER INDUSTRIES INC /DE/
filed 1997-03-17
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended January 31, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at February 28, 1997
Common Stock, par value $.25                 176,258,349

                              INDEX

                                                                      Page
                                                                     Number

Part I.   Financial Information

   Management's Representation                                       3
   Condensed Consolidated Statements of Earnings
          for the three months ended January 31, 1997
          and 1996                                                   4
   Condensed Consolidated Balance Sheets
          as of January 31, 1997 and October 31, 1996                5
   Condensed Consolidated Statements of Cash Flows
          for the three months ended January 31, 1997 and 1996       6
   Notes to Condensed Consolidated Financial Statements             7-11
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      12-15

Part II. Other Information                                          16
   Changes in Securities                                            16
   Exhibits and Reports on Form 8-K                                 16

Signature                                                           16

Exhibit Index

   Exhibit 10.1  Agreement with George Helland dated
                 January 10, 1997

   Exhibit 10.2  Agreement with John Gavin for the period
                 February 1, 1997 - January 31, 1998

   Exhibit 27  Financial Data Schedule

                   MANAGEMENT'S REPRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and management's discussion and analysis included in the Company's 1996 Annual Report on Form 10-K.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of January 31, 1997 and October 31, 1996, the results of operations for the three months ended January 31, 1997 and 1996, and cash flows for the three months ended January 31, 1997 and 1996. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In Millions Except per Share Data)
                                            Three Months Ended
                                               January 31,
                                             1997        1996
                                               (Unaudited)

Revenues                                  $ 1,704.5    $ 1,462.9
Cost of revenues                           (1,342.7)    (1,142.5)
  Gross earnings                              361.8        320.4

Selling, engineering, administrative
  and general expenses                       (258.0)      (237.2)

Other income (deductions)
  Interest expense, net                       (14.8)       (10.0)
  Other, net                                   (2.2)        (0.3)

  Earnings before items below                  86.8         72.9

Income taxes                                  (30.4)       (24.8)

Minority interest                              (4.3)        (1.5)

  Net earnings                            $    52.1    $    46.6

Earnings per common share                 $    0.30    $    0.26

Cash dividends per common share           $    0.17    $    0.17

Average common shares outstanding             175.8        181.8


See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Millions)
                                         January 31, October 31,
            ASSETS                          1997         1996
Current Assets                          (Unaudited)
  Cash and cash equivalents               $  199.8    $  232.4
  Notes and accounts receivable, net       1,110.8     1,152.1
  Inventories, net                           896.5       913.6
  Deferred income taxes                       85.8        83.8
  Other current assets                        91.8        87.6
    Total Current Assets                   2,384.7     2,469.5

Investments in and receivables from
  unconsolidated affiliates                  186.5       182.5
Goodwill, net                                863.9       870.6
Deferred income taxes                        185.1       181.2
Other assets                                 190.8       184.0

Property, plant and equipment - at cost    2,868.2     2,836.7
Accumulated depreciation and amortization  1,610.3     1,574.3
    Net Property                           1,257.9     1,262.4
      Total Assets                        $5,068.9    $5,150.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                         $  123.7    $   86.0
  Accounts payable                           531.1       570.6
  Contract advances                          447.9       459.8
  Accrued compensation and benefits          217.5       250.4
  Income taxes                               114.2       111.3
  Other current liabilities                  359.3       383.7
    Total Current Liabilities              1,793.7     1,861.8

Employee retirement and postemployment
  benefit obligations                        664.1       676.3
Long-term debt                               760.7       756.3
Deferred compensation, insurance
  reserves and other liabilities             119.7       118.0
Minority interest                            150.3       155.6

Shareholders' Equity
  Common shares                               46.2        46.2
  Capital in excess of par value             455.2       454.8
  Retained earnings                        1,413.1     1,420.8
  Cumulative translation adjustments         (82.5)      (81.5)
  Pension liability adjustment                (6.9)       (6.9)
                                           1,825.1     1,833.4
  Less treasury shares, at cost              244.7       251.2
    Total Shareholders' Equity             1,580.4     1,582.2
      Total Liabilities and
        Shareholders' Equity              $5,068.9    $5,150.2
Actual common shares outstanding             176.2       175.6

See accompanying Notes to Condensed Consolidated Financial Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions)
                                            Three Months Ended
                                               January 31,
                                             1997         1996
                                               (Unaudited)

Cash flows from operating activities:
  Net earnings                             $   52.1     $   46.6
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization            62.4         54.5
      Equity earnings from
        unconsolidated affiliates             (11.0)       (10.4)
      Minority interest                         4.3          1.5
      Changes in working capital             (105.2)       (68.7)
      Other - net                              (3.2)        (3.2)

      Net cash (used) provided by
        operating activities                    (.6)        20.3

Cash flows from investing activities:
  Capital expenditures                        (49.6)       (84.2)
  Business acquisitions                        (3.6)       (14.7)
  Proceeds from sales of assets                  .5         12.2
    Net cash used by investing
      activities                              (52.7)       (86.7)

Cash flows from financing activities:
  Dividends paid                              (29.9)       (30.9)
  Purchases of common shares for
    Treasury                                      -        (17.3)
  Issuance of common shares                     6.8          3.3
  Increase in short-term debt                  37.7         34.4
  Increase(decrease)in long-term debt           4.4         (6.3)

    Net cash provided (used) by
      financing activities                     19.0        (16.8)

Effect of translation adjustments on
  cash                                          1.7         (2.2)

Net decrease in cash and cash
  equivalents                                 (32.6)       (85.4)

Cash and cash equivalents,
  beginning of period                         232.4        248.7

Cash and cash equivalents,
  end of period                           $   199.8    $   163.3

See accompanying Notes to Condensed Consolidated Financial Statements.


            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1997
                           (Unaudited)

Note A - Information by Industry Segment (In Millions)

                                            Three Months Ended
                                                January 31,
                                              1997         1996
Revenues
  Petroleum Products and Services
    Drilling and Production Operations     $ 426.9       $ 353.4
    Kellogg Oil and Gas Services             175.8         112.8
                                             602.7         466.2
  Engineering Services
    M. W. Kellogg Operations                 457.2         392.0

  Energy Equipment
    Compression and Pumping                  291.4         275.5
    Measurement                              151.0         147.7
    Flow Control                             145.3         145.8
    Power Systems                             60.7          64.5
                                             648.4         633.5

  Eliminations                                (3.8)        (28.8)
    Total revenues                        $1,704.5      $1,462.9

Operating profit
  Petroleum Products and Services
    Drilling and Production Operations    $   60.5      $   50.3
    Kellogg Oil and Gas Services              11.5           2.6
                                              72.0          52.9

  Engineering Services                        26.4          19.1

  Energy Equipment
    Compression and Pumping                    9.6          14.1
    Measurement                               11.2           9.4
    Flow Control                              10.3          12.4
    Power Systems                              0.6           3.2
                                              31.7          39.1

      Total segment operating profit         130.1         111.1

Amortization of acquisition intangibles       (7.6)         (8.4)
General corporate expenses                   (20.8)        (19.8)
Interest expense, net                        (14.9)        (10.0)

  Earnings before taxes and minority
    interest                              $   86.8      $   72.9


            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1997
                           (Unaudited)

Note B - Unconsolidated Affiliated Companies

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                                          Three Months Ended
                                              January 31,
                                           1997        1996

  Share of earnings of unconsolidated
    affiliates
      Ingersoll-Dresser Pump (49%
        owned)                          $    9.2   $    9.2
        Other affiliates                     1.8        1.2
                                        $   11.0   $   10.4

                                     January 31,      October 31,
                                        1997             1996

   Investments in and receivables
     from unconsolidated affiliates
       Ingersoll-Dresser Pump (49%
         owned)                      $  136.8         $  132.5
       Other affiliates                  49.7             50.0
                                     $  186.5         $  182.5

Note C - Inventories

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                      January 31,    October 31,
                                         1997           1996
  Finished products and work in
    process                             $ 681.8        $ 699.4
  Raw materials and supplies              214.7          214.2
                                        $ 896.5        $ 913.6

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 1997
                           (Unaudited)

Note D - Dividends

On November 21, 1996, the Company declared a quarterly dividend of $.17 per share of common stock payable on December 20, 1996 to shareholders of record on December 2, 1996.

On January 16, 1997, the Company declared a quarterly dividend of $.17 per share of common stock payable on March 20, 1997 to shareholders of record on March 3, 1997.

Note E - Litigation and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J -
Commitments and Contingencies - in the Company's 1996 Annual
Report on Form 10-K for a complete discussion of these matters.
A discussion of significant changes subsequent to October 31, 1996 follows.

Quantum Chemical Litigation

In October 1992 Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility.
Quantum sought $200 million in actual damages and twice that amount in punitive damages. Kellogg answered denying the claim and filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud. The case was tried during 1995. On November 30, 1995 the jury returned a verdict finding that there was no fraud on the part of Kellogg, that Quantum's claim was barred by the statute of limitations, that Quantum is liable for the $4.3 million in breach of contract damages, that Quantum is liable for $4.1 million in damages for theft of trade secrets, and that Quantum is liable for $3.0 million of Kellogg's legal fees. Quantum has filed a motion for a new trial and the case is now on appeal. The Company has not recognized any income related to the jury verdict.


            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 1997
                           (Unaudited)

Asbestosis Litigation

The Company has approximately 73,100 pending claims at January 31, 1997, with approximately 4,700 new claims filed and approximately 600 claims resolved during the first quarter of the fiscal year. Certain settlements previously reported, covering approximately 30,500 claims, are carried as pending until releases are signed. Resolution of these claims will reduce the number of pending claims at January 31, 1997, by approximately 35% for refractory product claims and 43% for non-refractory product claims.

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

Note F - Baroid Financial Information

Dresser Industries, Inc. (Dresser) merged with Baroid Corporation
(Baroid) on January 21, 1994. Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8%
Senior Notes (the Notes)remain outstanding and are fully guaranteed by the Company. As long as the Notes remain outstanding, summarized financial information of Baroid is required to be presented as follows (in millions):

                                          January 31,  October 31,
                                             1997         1996
  Baroid Corporation
    Current assets                         $  830.4     $  796.2
    Noncurrent assets                         582.4        578.9
      Total                                $1,412.8     $1,375.1

    Current liabilities                    $  380.0     $  377.7
    Noncurrent liabilities                    451.1        429.2
    Shareholders' equity                      581.7        568.2
      Total                                $1,412.8     $1,375.1

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 1997
                           (Unaudited)
                                                     Three Months Ended
                                                         January 31,
                                                      1997          1996

          Revenues                                 $  429.9     $ 357.9
          Gross earnings                           $  122.8     $ 105.0
          Earnings from operations                 $   52.7     $  46.8
          Other income (deductions)                    (5.0)       (7.1)
          Earnings before taxes
            and minority interests                     47.7        39.7
          Income taxes                                (16.7)      (13.5)
          Minority interest                              .1         (.2)
          Net earnings                             $   31.1     $  26.0

The above information includes Baroid Corporation's oilfield services operations which are reported in Drilling and Production operations and the Sub Sea operations which are reported in Kellogg Oil and Gas
Services.

Note G - Subsequent Event

On March 5, 1997, the Company signed a letter of intent to sell certain assets of its Sub Sea International Division to Global
Industries, Ltd. for approximately $110 million.


               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 1997
COMPARED TO 1996

CONSOLIDATED OPERATIONS

First quarter 1997 earnings per share increased 15% to $.30 versus $.26 in the 1996 first quarter. Revenues of $1.7 billion were 16% higher and segment operating profit of $130.1 million was 17% higher than in the 1996 first quarter.

The results for the first quarter reflected the strong demand prevailing in oil and natural gas drilling, production and processing markets. January 31, 1997 consolidated backlog was $4.7 billion, 20% higher than a year ago.

Selling, engineering, administrative and general expenses of $258.0 million for the quarter were 12% higher than the prior year. The increase was primarily due to increased expenses associated with higher levels of business activity.

Net interest expense of $14.9 million in the quarter was up 49% from the 1996 period due primarily to an increase in total borrowings and a higher interest rate on new long-term debt versus the previously issued commercial paper.

The estimated income tax rate for the three months ended
January 31, 1997 is 35% compared to 34% for the three months ended January 31, 1996.

INDUSTRY SEGMENT ANALYSIS

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

Segment revenues grew 29% to $602.7 million compared to $466.2 million last year. Operating profit rose by 36% to $72.0 million versus $52.9 million.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Drilling and Production Operations

Revenues increased 21% to $426.9 million and operating profit increased 20% to $60.5 million. These gains compared favorably with the higher level of drilling activity represented by a 12% increase in world-wide rig count. Baroid Drilling Fluids had increases in both North American and International markets as a result of improved quality of wells and increased market share. Sperry-Sun had significant growth in Canada and Latin America.
The formation evaluation while drilling business is running at full capacity, and the directional drilling business continues to be a major growth contributor. The Security DBS drill bit business showed significant improvement over last year's quarter, reflecting better pricing and market share, particularly for fixed cutter bits.

Kellogg Oil and Gas Services

Revenues of $175.8 million were up 56% from last year, and operating profit of $11.5 million was over four times the 1996 quarter. Bredero Shaw's revenues doubled and operating profits nearly tripled, driven by contracts in Norway, Malaysia and Indonesia. Wellstream's revenues for flexible pipe grew by 70% and operating profit tripled. Wellstream's U.S. plant is running at full capacity. A new plant is under construction in the U.K. to provide flexible pipe for the North Sea and other European projects. Sub Sea's revenues were essentially the same as a year ago, but operating profit was lower due to adverse market conditions in the Gulf of Mexico. The Company recently announced a letter of intent to sell certain assets not associated with deepwater remotely operated vehicles (ROVs). The sale will allow management to focus on the core ROV and subsea engineering business.

ENGINEERING SERVICES SEGMENT

M. W. Kellogg Operations

Revenues for M. W. Kellogg rose to $457.2 million, a gain of 17%, and operating profit improved 38% to $26.4 million. Activity levels were high for fertilizer, LNG and oil and gas production projects underway in Latin America, the Middle East, Africa and the United States. The substantial completion of projects in the Far East and South America also contributed to the increase in earnings. Backlog at the end of the quarter was $2.6 billion, 49% higher than the level of a year ago. Inquiry levels and prospects continue to be high in virtually all product lines and geographical regions.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENERGY EQUIPMENT SEGMENT

Segment revenues of $648.4 million were slightly higher than last year while operating profit of $31.7 million was down 19%. The weakness in profits was shared by three of the four business lines.

Compression and Pumping

Revenues increased 6% but operating profit fell reflecting a higher proportion of low margin complete machine shipments at Dresser-Rand that was somewhat mitigated by higher aftermarket and contract compression activity. Earnings from Ingersoll-Dresser Pump increased due to the benefit of cost control improvements and an improving market for engineered products. Mono Pumps generated improved revenue and operating profit.

Measurement

Revenues increased slightly and operating profit rose 19% due to stronger performances by the Wayne and DMD divisions.

Flow Control

Revenues were flat compared to the prior year and operating profit declined due to lower margin project business and lower aftermarket activity in its control valve operation. Energy Valve results were stronger due to improved margins.

Power Systems

Revenues and profit both declined reflecting lower volumes due to the impact of a work slowdown at Waukesha that has since been resolved. Roots revenues and earnings were up due to an improved mix of higher margin aftermarket sales.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's overall financial condition remained strong at January 31, 1997. Since the beginning of the year, the Company used approximately $74.7 million more cash than the operations generated resulting in an increase in short-term borrowings of $37.7 million. Major expenditures included $49.6 million for capital expenditures and $29.9 million for dividends. In addition, $105.2 million of cash was used to finance working capital, primarily for decreases in payables and accrued expenses.

Total debt was $884.4 million as of January 31, 1997, compared to $842.3 million at October 31, 1996. Total debt was 36% of total book capitalization as of January 31, 1997, compared to 35% as of October 31, 1996. Net debt was 12% of market capitalization at January 31, 1997, versus 9% at October 31, 1996.

LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits and has also been identified as a potentially responsible party in a number of Superfund sites. Note E to Condensed Consolidated Financial Statements includes significant changes subsequent to October 31, 1996.


                   PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

          (c) In December 1996, the Company issued 2,153 shares of Common Stock ($.25 par value) to two executive officers and directors of the Company in connection with exercises of stock options. Under the terms of the Company's 1989 Restricted Incentive Stock Plan (Plan), one restricted share will be issued for every five shares of the related stock option exercised.
               Stock issued pursuant to the Plan are not registered. No consideration for the unregistered shares was exchanged.

               In January 1997, the Company issued 1,812 shares of Common Stock to one executive officer and director of the Company pursuant to the Plan discussed above. No consideration for the unregistered shares was exchanged.

               Effective January 16, 1997, the Company issued 45,000 shares of Common Stock ($.25 par value) to two executive officers and directors of the Company pursuant to the Special 1997 Restricted Incentive Stock Grant (Grant). Shares issued pursuant to the Grant are not registered.
               No consideration for the unregistered shares was exchanged.

               In issuing the above securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (the Securities
               Act) provided by Section 4(2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    Exhibit 10.1 Agreement with George Helland dated January 10, 1997

                    Exhibit 10.2 Agreement with John Gavin for the period February 1, 1997 - January 31, 1998

                    Exhibit 27     Financial Data Schedule


                            SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DRESSER INDUSTRIES, INC.



                                   By:  /s/ Kenneth J. Kotara
                                        Kenneth J. Kotara
                                        Controller


Dated: March 14, 1997



                 EXHIBIT INDEX

Exhibit 10.1  Agreement with George Helland dated January 10, 1997

Exhibit 10.2 Agreement with John Gavin for the period February 1, 1997 - January 31, 1998

Exhibit 27 Financial Data Schedule. (Pursuant to Item 601 (c) (iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)