Form 10-Q
period 1997-04-30
DRESSER INDUSTRIES INC /DE/
filed 1997-06-16
CIK 30099

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended April 30, 1997.
                                    ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-4003
                       ------

                     DRESSER INDUSTRIES, INC.
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Delaware                               C 75-0813641
-------------------------------               -------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

P. O. Box 718
2001 Ross                                       75221 (P. O. Box)
Dallas, Texas                                   75201
-------------------------------               -------------------
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
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at May 31, 1997
----------------------------          ---------------------------
Common Stock, par value $.25                 175,098,668

                              INDEX
                                                                    Page
                                                                   Number
                                                                   ------
Part I.   Financial Information

   Management's Representation                                       3
   Condensed Consolidated Statements of Earnings
          for the three months and six months ended
          April 30, 1997 and 1996                                    4
   Condensed Consolidated Balance Sheets
          as of April 30, 1997 and October 31, 1996                  5
   Condensed Consolidated Statements of Cash Flows
          for the six months ended April 30, 1997 and 1996           6
   Notes to Condensed Consolidated Financial Statements             7-11
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      12-15

Part II. Other Information                                          16

Signature                                                           17

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of April 30, 1997 and October 31, 1996, the results of operations for the three months and the six months ended April 30, 1997 and 1996, and cash flows for the six months ended April 30, 1997 and 1996. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In Millions Except Per Share Data)

                                 Three Months Ended     Six Months Ended
                                      April 30,             April 30,
                                --------------------  --------------------
                                  1997        1996       1997       1996
                               ---------   ---------  ---------  ---------
                                     (Unaudited)           (Unaudited)
Revenues                       $ 1,771.3   $ 1,629.6  $ 3,475.8  $ 3,092.5
Cost of revenues                (1,364.6)   (1,279.8)  (2,707.3)  (2,422.3)
                               ---------   ---------  ---------  ---------
  Gross earnings                   406.7       349.8      768.5      670.2
Selling, engineering, admini-
  strative and general
  expenses                        (267.1)     (242.9)    (525.1)    (480.1)
Other income (deductions)
  Interest expense, net            (15.2)      (10.9)     (30.0)     (20.9)
  Other, net                         (.5)       (4.1)      (2.7)      (4.4)
                               ---------   ---------  ---------  ---------
  Earnings before items below      123.9        91.9      210.7      164.8
Income taxes                       (43.4)      (31.2)     (73.8)     (56.0)
Minority interest                   (5.7)       (3.5)     (10.0)      (5.0)
                               ---------   ---------  ---------  ---------
  Net Earnings                      74.8        57.2      126.9      103.8
                               ---------   ---------  ---------  ---------
                               ---------   ---------  ---------  ---------
Earnings per common share       $    .42   $     .31  $     .72  $     .57
Cash dividends per common
  share                         $    .17   $     .17  $     .34  $     .34
Average common shares
  outstanding                      176.2       181.2      176.0      181.5

           See accompanying Notes to Condensed Consolidated Financial
                                  Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Millions)

                                          April 30,  October 31,
            ASSETS                         1997         1996
                                         ---------   ---------
                                        (Unaudited)
Current Assets
  Cash and cash equivalents              $   144.0   $   232.4
  Notes and accounts receivable, net       1,146.5     1,152.1
  Inventories, net                           942.0       913.6
  Deferred income taxes                       83.8        83.8
  Other current assets                        81.1        87.6
                                         ---------   ---------
    Total Current Assets                   2,397.4     2,469.5
Investments in and receivables from
  unconsolidated affiliates                  178.5       182.5
Goodwill, net                                857.9       870.6
Deferred income taxes                        185.2       184.0
Other assets                                 200.7       181.2
Property, plant and equipment - at cost    2,878.3     2,836.7
Accumulated depreciation and amortization  1,643.4     1,574.3
                                         ---------   ---------
    Total properties, net                  1,234.9     1,262.4
                                         ---------   ---------
      Total Assets                        $5,054.6    $5,150.2
                                         ---------   ---------
                                         ---------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                         $  112.6    $   86.0
  Accounts payable                           490.8       570.6
  Contract advances                          456.8       459.8
  Accrued compensation and benefits          253.8       250.4
  Income taxes                               112.8       111.3
  Other current liabilities                  321.0       383.7
                                          --------    --------
    Total Current Liabilities              1,747.8     1,861.8
Employee retirement and postemployment
  benefit obligations                        656.8       676.3
Long-term debt                               754.8       756.3
Deferred compensation, insurance
  reserves and other liabilities             120.1       118.0
Minority interest                            161.6       155.6
Shareholders' Equity
  Common shares                               46.2        46.2
  Capital in excess of par value             451.8       454.8
  Retained earnings                        1,487.9     1,420.8
  Cumulative translation adjustments        (109.6)      (81.5)
  Pension liability adjustment                (6.9)       (6.9)
                                          --------    --------
                                           1,869.4     1,833.4
  Less treasury shares, at cost              255.9       251.2
                                          --------    --------
    Total Shareholders' Equity             1,613.5     1,582.2
                                          --------    --------
      Total Liabilities and
        Shareholders' Equity              $5,054.6    $5,150.2
                                          --------    --------
                                          --------    --------
Actual common shares outstanding             175.6       175.6

 See accompanying Notes to Condensed Consolidated Financial
                        Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions)

                                                       Six Months Ended
                                                            April 30,
                                                    ------------------------

                                                       1997       1996
                                                       ----       ----
                                                         (Unaudited)

Cash flows from operating activities:
  Net earnings                                      $  126.9     $  103.8
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization                    126.1        108.2
      Equity earnings from
        unconsolidated affiliates                      (19.1)       (13.8)
      Minority interest                                 10.0          5.0
      Changes in working capital                      (190.9)      (151.5)
      Other - net                                       (4.6)        (2.6)
                                                     -------      -------
      Net cash provided by operating
        activities                                      48.4         49.1
                                                     -------      -------

Cash flows from investing activities:
  Capital expenditures                                (114.6)      (153.2)
  Business acquisitions                                 (3.6)       (18.0)
  Proceeds from sales of assets                         24.1         11.7
                                                     -------      -------
    Net cash used by investing
      activities                                       (94.1)      (159.5)
                                                     -------      -------

Cash flows from financing activities:
  Dividends paid                                       (59.8)       (61.8)
  Purchases of common shares for
    Treasury                                           (19.0)       (74.4)
  Issuance of common shares                              9.2         17.3
  Increase in short-term debt                           26.5        176.9
  (Decrease) Increase in long-term
    debt                                                (1.5)         2.6
                                                     -------      -------
    Net cash (used) provided by
      financing activities                             (44.6)        60.6
                                                     -------      -------
Effect of translation adjustments on
  cash                                                   1.9          (.9)
                                                     -------      -------
Net decrease in cash and cash
  equivalents                                          (88.4)       (50.7)

Cash and cash equivalents,
  beginning of period                                  232.4        248.7
                                                     -------      -------
Cash and cash equivalents,
  end of period                                      $ 144.0      $ 198.0
                                                     -------      -------
                                                     -------      -------



    See accompanying Notes to Condensed Consolidated Financial Statements. Certain reclassifications of prior years' data have been made to conform to 1997 presentation.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 30, 1997
                                   (Unaudited)

NOTE A - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)

                                         Three Months Ended            Six Months Ended
                                              April 30,                   April 30,
                                       -----------------------      ----------------------
                                         1997           1996          1997          1996
                                       --------       --------      --------      --------

REVENUES

  Petroleum Products and Services      $  644.6       $  521.9      $1,247.3      $  988.1
                                       --------       --------      --------      --------
  Engineering Services
    M. W. Kellogg Operations              444.5          466.4         901.7         858.4
                                       --------       --------      --------      --------

  Energy Equipment
    Compression and Pumping               296.4          264.9         587.8         540.4
    Measurement                           164.2          154.1         315.2         301.8
    Flow Control                          143.0          150.1         288.3         295.9
    Power Systems                          84.5           79.0         145.2         143.5
                                       --------       --------      --------      --------
                                          688.1          648.1       1,336.5       1,281.6
  Eliminations                             (5.9)          (6.8)         (9.7)        (35.6)
                                       --------       --------      --------      --------
    Total revenues                     $1,771.3       $1,629.6      $3,475.8      $3,092.5
                                       --------       --------      --------      --------
                                       --------       --------      --------      --------

OPERATING PROFIT

  Petroleum Products and Services      $   75.4       $   57.1      $  147.4      $  110.0
                                       --------       --------      --------      --------

  Engineering Services                     24.4           21.8          50.8          40.9
                                       --------       --------      --------      --------
  Energy Equipment
    Compression and Pumping                22.0           15.2          31.6          29.3
    Measurement                            15.7           11.8          26.9          21.2
    Flow Control                           15.7           16.4          26.0          28.8
    Power Systems                          12.9            9.2          13.5          12.4
                                       --------       --------      --------      --------
                                           66.3           52.6          98.0          91.7
                                       --------       --------      --------      --------

      Total segment
        operating profit                  166.1          131.5         296.2         242.6

Amortization of acquisition
  intangibles                              (7.8)          (7.8)        (15.4)        (16.2)
General corporate expenses                (19.2)         (20.9)        (40.1)        (40.7)
Interest expense, net                     (15.2)         (10.9)        (30.0)        (20.9)
                                       --------       --------      --------      --------
  Earnings before taxes and
    minority interest                  $  123.9       $   91.9      $  210.7      $  164.8
                                       --------       --------      --------      --------
                                       --------       --------      --------      --------

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1997
                               (UNAUDITED)

NOTE B - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                                   Three Months Ended    Six Months Ended
                                        April 30,            April 30,
                                   ------------------    ----------------
                                      1997    1996         1997     1996
                                      ----    ----         ----     ----
  Share of earnings of unconsoli-
    dated affiliates
      Ingersoll-Dresser Pump (49%
        owned)                        $5.9    $2.5         $15.1    $11.7
      Other affiliates                 2.2      .9           4.0      2.1
                                      ----    ----         -----    -----
                                      $8.1    $3.4         $19.1    $13.8
                                      ----    ----         -----    -----
                                      ----    ----         -----    -----

                                       April 30,             October 31,
                                         1997                   1996
                                         ----                   ----
  Investments in and receivables
    from unconsolidated affiliates
      Ingersoll-Dresser Pump (49%
        owned)                          $119.4                $132.5
      Other affiliates                    59.1                  50.0
                                        ------                ------
                                        $178.5                $182.5
                                        ------                ------
                                        ------                ------

NOTE C - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                       April 30,   October 31,
                                         1997         1996
                                         ----         ----
  Finished products and work in
    process                             $720.1       $699.4
  Raw materials and supplies             221.9        214.2
                                        ------       ------
                                        $942.0       $913.6
                                        ------       ------
                                        ------       ------

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1997
                               (UNAUDITED)

NOTE D - DIVIDENDS

On May 15, 1997 the Company declared a quarterly dividend of $.17 per share of common stock payable on June 20, 1997 to shareholders of record on June 2, 1997.

NOTE E - LITIGATION AND CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J -Commitments and Contingencies - in the Company's 1996 Annual Report on Form 10-K for a complete discussion of these matters. A discussion of significant changes subsequent to October 31, 1996 follows.

ASBESTOSIS LITIGATION

The Company has approximately 75,100 pending claims at April 30, 1997, with approximately 4,700 new claims filed and approximately 2,700 claims resolved during the second quarter of the fiscal year. Approximately 32,100 claims are currently being carried as pending until the settlements or dismissals are final. Resolution of these claims will reduce the number of pending claims at April 30, 1997, by approximately 45% for refractory product claims and 42% for non-refractory product claims.

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

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1997
                               (UNAUDITED)

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

                                           April 30,   October 31,
                                             1997          1996
                                             ----          ----
   BAROID CORPORATION
    Current assets                         $  891.9     $  796.2
    Noncurrent assets                         581.1        578.9
                                           --------     --------
      Total                                $1,473.0     $1,375.1
                                           --------     --------
                                           --------     --------
    Current liabilities                    $  396.2     $  377.7
    Noncurrent liabilities                    464.0        429.2
    Shareholders' equity                      612.8        568.2
                                           --------     --------
      Total                                $1,473.0     $1,375.1
                                           --------     --------
                                           --------     --------

                                 Three Months Ended     Six Months Ended
                                     April 30,              April 30,
                                 ------------------     ----------------
                                  1997       1996       1997       1996
                                  ----       ----       ----       ----
    Revenues                     $474.4     $374.9     $904.3     $732.8
                                 ------     ------     ------     ------
                                 ------     ------     ------     ------
    Gross earnings               $131.5     $105.0     $254.3     $210.0
                                 ------     ------     ------     ------
                                 ------     ------     ------     ------
    Earnings from operations     $ 59.9     $ 44.4     $112.6     $ 91.2
    Other income (deductions)      (2.7)      (4.5)      (7.7)     (11.6)
                                 ------     ------     ------     ------
    Earnings before taxes
      and minority interests       57.2       39.9      104.9       79.6
    Income taxes                  (20.0)     (13.6)     (36.7)     (27.1)
    Minority interest               (.4)         -        (.3)       (.2)
                                 ------     ------     ------     ------
    Net earnings                 $ 36.8     $ 26.3     $ 67.9     $ 52.3
                                 ------     ------     ------     ------
                                 ------     ------     ------     ------

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1997
                               (UNAUDITED)

NOTE G - OTHER DEVELOPMENTS

On March 5, 1997, the Company signed a letter of intent to sell certain assets of its Sub Sea International Division to Global Industries, Ltd. The Company is currently responding to a second information request from the Department of Justice related to its Hart-Scott-Rodino filing.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO 1996

CONSOLIDATED OPERATIONS

Earnings per share for the second quarter increased 35% to $.42 versus $.31 in the 1996 second quarter. Revenues of $1.8 billion were 9% higher, and segment operating profit of $166.1 million was 26% higher than in the 1996 second quarter.

The results for the second quarter were primarily driven by high activity levels across the oil and gas industry. April 30, 1997 consolidated backlog was $5.3 billion, 18% higher than a year ago.

For the six months ended April 30, 1997, net earnings and earnings per share increased 26% to $126.9 million and $.72 versus $103.7 million and $.57 in 1996. Six month revenues of $3.48 billion were 12% higher than a year ago, and operating profit of $296.2 million was 22% higher than a year ago.

Selling, engineering, administrative and general expenses of $267.1 million for the quarter and $525.1 million for the six months were about 10% higher than the prior year. The increase was primarily due to higher levels of business activity.

Net interest expense of $15.2 million in the quarter and $30.0 million for the six months was up 39% and 44%, respectively, from the 1996 periods due primarily to an increase in total borrowings and a higher interest rate on new long-term debt versus the previously issued commercial paper.

The estimated income tax rate for the six months ended April 30, 1997 is currently 35% compared to 34% for last year.

INDUSTRY SEGMENT ANALYSIS

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

Revenues rose 24% to $644.6 million for the quarter and 26% to $1,247.3 million for the six months. Operating profit increased 32% to $75.4 million for the quarter and 34% to $147.4 million for the six months.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY SEGMENT ANALYSIS (CONTINUED)

PETROLEUM PRODUCTS AND SERVICES SEGMENT (CONTINUED)

Drilling and production activity continued to be strong in the quarter, as indicated by a 14% increase in worldwide rig count. North American rig activity was 24% higher, and offshore activity was 10% higher. Baroid Drilling Fluids, Sperry-Sun and Security DBS saw substantial volume increases in both the quarter and the six month periods. Improved product mix and market share gains also contributed to higher earnings.

Bredero-Shaw, Sub Sea and Wellstream had significantly higher revenues in both the quarter and the six months. Bredero-Shaw and Wellstream had improved profits in both periods. Pipeline activity in the North Sea, Mid East, Far East and the U.S. spurred the improved performance of the Bredero-Shaw pipecoating business. Wellstream benefitted from subsea completion activity in the North Sea and offshore Brazil. Sub Sea began work on the Schiehallion field in the West of Shetlands offshore region, but continued to be negatively impacted by market conditions in the Gulf of Mexico.

At the end of the quarter, segment backlog was $547.3 million, up from $526.5 million a year ago.

ENGINEERING SERVICES SEGMENT

M. W. KELLOGG OPERATIONS

For the quarter, operating profit increased 12% to $24.4 million despite revenues of $444.5 million being down 5%. For the six months, operating profit was up 24% to $50.8 million, and revenues were up 5% to $901.7. The profit improvement for the quarter and the six months reflected higher activity on LNG and ammonia projects in Africa, the Mid East and Latin America, with earnings also benefitting from successful milestones being reached on several projects nearing completion in Europe, the Far East and South America. Year-to-date bookings were $1.1 billion, and backlog at April 30, 1997 was a record $3.1 billion. The backlog was 35% higher than a year ago. Bid and proposal costs in the six months of $20.9 million were 17% higher than last year.

ENERGY EQUIPMENT SEGMENT

Segment operating profit for the quarter of $66.3 million was up 26% and revenues of $688.1 million were up 6%. For the six months, segment operating profit of $98.0 million and revenues of $1,336.5 million were up 7% and 4%, respectively. Of the four business lines, only Flow Control had lower revenues and earnings. Segment backlog was $1.7 billion, up from $1.5 billion at October 31, 1996 and the same as a year ago.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY SEGMENT ANALYSIS (CONTINUED)

ENERGY EQUIPMENT SEGMENT (CONTINUED)

COMPRESSION AND PUMPING

Revenues and operating profits were up for both the quarter and the six months. Compared to 1996, Dresser-Rand's operating profit rose 36% for the quarter but was off 8% year-to-date. The gain in the quarter reflected increased contract compression activity in South America. Year-to-date profit continued to be negatively impacted by sales of low margin complete machines earlier this year. Earnings from Ingersoll-Dresser Pump were up in the quarter and the six months reflecting improvements in the Engineered Products Group along with lower headquarters expenses.

MEASUREMENT

Revenues rose 7% while operating profits were up 33% in the quarter. In the six months, revenues rose 4% and operating profits were up 27%. Successful product introductions and lower U.S. cost structure in the Wayne fuel dispenser business accounted for the majority of the earnings improvement.

FLOW CONTROL

Revenues and operating profits were down slightly in both the quarter and the six months reflecting lower margin shipments in the Control Valve business earlier this year. Energy Valve results are ahead of last year, and bidding activity continues at high levels.

POWER SYSTEMS

In the quarter, operating profit was up 40% on a revenue gain of 7%. For the six months, operating profit was up 9% while revenues were essentially level. The gains in the quarter reflected improvements by Waukesha as it recovered from a work slowdown earlier in the year and benefitted from growth in the gas compression market and high aftermarket activity.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's overall financial condition remained strong at April 30, 1997. Since the beginning of the year, the Company used approximately $113.4 million more cash than the operations generated resulting in an increase in short-term borrowings of $26.5 million. Major expenditures included $114.6 million for capital expenditures and $59.8 million for dividends. In addition, $190.9 million of cash was used to finance working capital, primarily for increases in inventories and decreases in payables and accrued expenses.

Total debt was $867.4 million as of April 30, 1997, compared to $842.3 million at October 31, 1996. Total debt was 35% of total book capitalization as of April 30, 1997 and October 31, 1996. Net debt was 12% of market capitalization at April 30, 1997, versus 9% at October 31, 1996.

LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits and has also been identified as a potentially responsible party in a number of Superfund sites. Note E to Condensed Consolidated Financial Statements includes significant changes subsequent to October 31, 1996.

In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this Form 10-Q and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, corporate structure, backlog, operating trends, industry trends, cost reduction strategies and their results, expectations for funding capital expenditures and operations in future periods. The Company also continues to face many risks and uncertainties including: litigation, environmental laws, operations in high risk countries, technological and structural changes in the industries served by the Company, changes in the price of oil and natural gas, changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing and refining and pipeline delivery networks. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

                   PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

               (c) In March 1997, the Company issued 23 shares of Common Stock ($.25 par value) to one executive officer of the Company in connection with the exercise of stock options. Under the terms of the Company's 1989 Restricted Incentive Stock Plan
                    (Plan), one restricted share will be issued for every five shares of the related stock option exercised. Stock issued pursuant to the Plan are not registered. No consideration for the unregistered shares was exchanged.

                    In issuing the above securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (the Securities Act) provided by
                    Section 4(2) of the Securities Act.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The Annual Meeting of Shareholders of Registrant was held on March 20, 1997

               (c)  At the Annual meeting, the shareholders:

                    (i) voted to elect, in an uncontested election, twelve directors of the Company. Each nominee for Director was elected by a vote of the shareholders as follows:

                                                                Votes
                                            Votes For          Withheld

                  William E. Bradford      146,966,808         329,259
                  Samuel B. Casey, Jr.     146,906,330         389,737
                  Lawrence S. Eagleburger  146,901,426         394,641
                  Sylvia A. Earle          146,923,326         372,741
                  Rawles Fulgham           146,950,182         345,885
                  John Gavin               146,950,001         346,066
                  Ray L. Hunt              146,969,659         326,408
                  J. Landis Martin         146,963,286         332,781
                  Lionel H. Olmer          146,935,699         360,368
                  Jay A. Precourt          136,640,364      10,655,703
                  Donald C. Vaughn         146,955,052         341,015
                  Richard W. Vieser        146,916,777         379,290

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

                                 DRESSER INDUSTRIES, INC.



                                 By:  /s/ Kenneth J. Kotara
                                      Kenneth J. Kotara
                                      Controller


Dated: June 16, 1997
                                       17

                          EXHIBIT INDEX


Exhibit Description
------- -----------

   27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)