Form 10-Q
period 1997-07-31
DRESSER INDUSTRIES INC /DE/
filed 1997-09-12
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended July 31, 1997.

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

Registrant's telephone number, including area code - 214/740-6000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X  .  No      .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at August 31, 1997
Common Stock, par value $.25                 175,396,208


                              INDEX

                                                                   Page
                                                                  Number

Part I.   Financial Information

   Management's Representation                                       3
   Condensed Consolidated Statements of Earnings
          for the three months and nine months ended
          July 31, 1997 and 1996                                     4
   Condensed Consolidated Balance Sheets
          as of July 31, 1997 and October 31, 1996                   5
   Condensed Consolidated Statements of Cash Flows
          for the nine months ended July 31, 1997 and 1996           6
   Notes to Condensed Consolidated Financial Statements           7-11
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    12-15

Part II. Other Information                                          16

Signature                                                           17

Exhibit Index

   Exhibit 10.1 Dresser Industries, Inc. Restricted Stock
                Grant Plan for 1997

   Exhibit 10.2 Dresser Industries, Inc. Long-Term
                Incentive and Retention Plan

   Exhibit 27   Financial Data Schedule


                   MANAGEMENT'S REPRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements, and management's discussion and analysis included in the Company's 1996 Annual Report on Form 10-K.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of July 31, 1997 and October 31, 1996, the results of operations for the three months and the nine months ended July 31, 1997 and 1996, and cash flows for the nine months ended July 31, 1997 and 1996. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In Millions Except Per Share Data)

                           Three Months Ended          Nine Months Ended
                                 July 31,                    July 31,
                          1997          1996         1997            1996
                             (Unaudited)                  (Unaudited)
Revenues               $ 1,872.3   $ 1,638.0      $ 5,348.1      $ 4,730.5
Cost of revenues        (1,435.1)   (1,268.4)      (4,142.4)      (3,690.7)
  Gross earnings           437.2       369.6        1,205.7        1,039.8

Selling, engineering, admini-
  strative and general
  expenses                (272.3)     (244.7)        (797.4)        (724.8)

Other income (deductions)
  Interest expense, net    (14.5)      (12.7)         (44.5)         (33.6)
  Non-recurring items       (9.7)         -            (9.7)            -
  Other, net                (1.4)        0.5           (4.1)          (3.9)

  Earnings before items
    below                  139.3       112.7          350.0          277.5

Income taxes               (48.7)      (38.4)        (122.5)         (94.4)

Minority interest           (9.1)       (6.0)         (19.1)         (11.0)

  Net earnings           $  81.5    $   68.3       $  208.4       $  172.1

Earnings per common
  share                  $   .47    $    .38       $   1.19       $    .95

Cash dividends per
  common share          $    .17    $    .17       $    .51       $    .51

Average common shares
  outstanding              175.2       178.4          175.8          180.5

         See accompanying Notes to Condensed Consolidated Financial
                          Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Millions)
                                            July 31,  October 31,
     ASSETS                                  1997         1996
                                          (Unaudited)

Current Assets
  Cash and cash equivalents               $  131.1    $  232.4
  Notes and accounts receivable, net       1,151.3     1,152.1
  Inventories, net                           968.8       913.6
  Deferred income taxes                       82.7        83.8
  Other current assets                        80.3        87.6
    Total Current Assets                   2,414.2     2,469.5

Investments in and receivables from
  unconsolidated affiliates                  183.2       182.5
Goodwill, net                                835.3       870.6
Deferred income taxes                        206.3       184.0
Other assets                                 186.6       181.2

Property, plant and equipment - at cost    2,797.2     2,836.7
Accumulated depreciation and amortization  1,638.5     1,574.3
    Total properties, net                  1,158.7     1,262.4
      Total Assets                        $4,984.3    $5,150.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                         $   59.1    $   86.0
  Accounts payable                           519.2       570.6
  Contract advances                          382.1       459.8
  Accrued compensation and benefits          262.4       250.4
  Income taxes                               119.8       111.3
  Other current liabilities                  327.1       383.7
    Total Current Liabilities              1,669.7     1,861.8

Employee retirement and postemployment
  benefit obligations                        648.2       676.3
Long-term debt                               754.3       756.3
Deferred compensation, insurance
  reserves and other liabilities             131.1       118.0
Minority interest                            165.5       155.6

Shareholders' Equity
  Common shares                               46.2        46.2
  Capital in excess of par value             451.8       454.8
  Retained earnings                        1,506.4     1,420.8
  Cumulative translation adjustments        (110.6)      (81.5)
  Pension liability adjustment                (6.9)       (6.9)
                                           1,886.9     1,833.4
  Less treasury shares, at cost              271.4       251.2
    Total Shareholders' Equity             1,615.5     1,582.2
      Total Liabilities and
        Shareholders' Equity              $4,984.3    $5,150.2
Actual common shares outstanding             175.3       175.6

   See accompanying Notes to Condensed Consolidated Financial
                         Statements.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions)
                                             Nine Months Ended
                                                 July 31,
                                              1997       1996
                                               (Unaudited)

Cash flows from operating activities:
  Net earnings                             $  208.4     $  172.1
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization           191.9        167.0
      Equity earnings from
        unconsolidated affiliates             (29.2)       (20.2)
      Minority interest                        19.1         11.0
      Contract advances                       (77.7)       128.0
      Changes in working capital             (206.8)      (251.5)
      Other - net                              (6.9)         (.9)

      Net cash provided by operating
        activities                             98.8        205.5

Cash flows from investing activities:
  Capital expenditures                       (186.6)      (223.7)
  Business acquisitions                        (3.6)       (26.2)
  Proceeds from sales of assets               127.9         12.4
    Net cash used by investing
      activities                              (62.3)      (237.5)

Cash flows from financing activities:
  Dividends paid                              (89.6)       (92.3)
  Purchases of common shares for
    Treasury                                  (41.9)      (191.4)
  Issuance of common shares                    17.3         18.0
  Increase (decrease) in short-term debt      (26.9)       213.4
  Decrease in long-term debt                   (2.1)        (1.8)

    Net cash used by financing
      activities                             (143.2)       (54.1)

Effect of translation adjustments on
  cash                                          5.4         (3.7)

Net decrease in cash and cash
  equivalents                                (101.3)       (89.8)

Cash and cash equivalents,
  beginning of period                         232.4        248.7

Cash and cash equivalents,
  end of period                            $  131.1     $  158.9


   See accompanying Notes to Condensed Consolidated Financial
   Statements. Certain reclassifications of prior years' data have been made to conform to 1997 presentation.

            DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997
                           (Unaudited)

Note A - Information by Industry Segment (In Millions)

                             Three Months Ended   Nine Months Ended
                                  July 31,           July 31,
                               1997     1996      1997      1996

Revenues

  Petroleum Products and
    Services                 $  700.0 $  554.1 $1,947.3 $1,542.2

  Engineering Services
    M. W. Kellogg Operations    465.7    391.0  1,367.4  1,249.4

  Energy Equipment
    Compression and Pumping     314.4    315.8    902.2    856.2
    Measurement                 167.3    154.3    482.5    456.1
    Flow Control                154.8    157.8    443.1    453.7
    Power Systems                80.7     70.4    225.9    213.9
                                717.2    698.3  2,053.7  1,979.9
  Eliminations                  (10.6)    (5.4)   (20.3)   (41.0)
    Total revenues           $1,872.3 $1,638.0 $5,348.1 $4,730.5

Operating profit

  Petroleum Products and
    Services                 $   87.2 $   61.4 $  234.6 $  171.4

  Engineering Services           26.9     24.7     77.7     65.6

  Energy Equipment
    Compression and Pumping      27.4     26.7     59.0     56.0
    Measurement                  18.6     12.8     45.5     34.0
    Flow Control                 19.8     17.8     45.8     46.6
    Power Systems                 8.4      9.8     21.9     22.2
                                 74.2     67.1    172.2    158.8

      Total segment
        operating profit        188.3    153.2    484.5    395.8

Amortization of acquisition
  intangibles                    (7.6)    (7.3)   (23.0)   (23.5)
General corporate expenses      (17.2)   (20.5)   (57.3)   (61.2)
Interest expense, net           (14.5)   (12.7)   (44.5)   (33.6)
Nonrecurring items               (9.7)      -      (9.7)      -

  Earnings before taxes and
    minority interest        $  139.3 $  112.7 $  350.0 $  277.5

Note B - Unconsolidated Affiliated Companies

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                            Three Months Ended        Nine Months Ended
                                 July 31,                    July 30,
                              1997       1996          1997        1996

   Share of earnings of uncon-
    solidated affiliates
      Ingersoll-Dresser Pump
        (49% owned)          $    7.0   $    4.7     $   22.1    $   16.4
      Other affiliates            3.1        1.7          7.1         3.8
                             $   10.1   $    6.4     $   29.2    $   20.2

                                     July 31,         October 31,
                                      1997               1996

  Investments in and receivables
    from unconsolidated affiliates
      Ingersoll-Dresser Pump
        (49% owned)                  $  130.8         $  132.5
      Other affiliates                   52.4             50.0
                                     $  183.2         $  182.5

Note C - Inventories

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                         July 31,      October 31,
                                           1997           1996
  Finished products and work in
    process                             $ 748.2        $ 699.4
  Raw materials and supplies              220.6          214.2
                                        $ 968.8        $ 913.6

Note D - Dividends

On July 17, 1997, the Company announced a 12% increase in the quarterly dividend to $.19. At the same time, the Company declared a quarterly dividend at the new amount per share of common stock payable on September 22, 1997, to shareholders of record on September 2, 1997.


Note E - Litigation and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J - Commitments and Contingencies - in the Company's 1996 Annual Report on Form 10-K for a complete discussion of these matters. A discussion of significant changes subsequent to October 31, 1996 follows.

General Litigation

On August 28, 1997, the Eleventh Circuit Federal Court of Appeals issued its decision in favor of the Company by reversing the trial court's decision in a lawsuit brought by parties who purchased a construction equipment dealership from a third party in 1988. The Court held that the trial court judge should have granted the Company's motion for summary judgment and reversed the plaintiff's awarded judgment of $6.5 million for compensatory damages and $4.0 million for punitive damages.

Asbestosis Litigation

The Company has approximately 80,200 pending claims at July 31, 1997, with approximately 7,500 new claims filed and approximately 2,400 claims resolved during the third quarter of the fiscal year. Approximately 37,000 claims are currently being carried as pending until the settlements or dismissals are final. Resolution of these claims will reduce the number of pending claims at July 31, 1997, by approximately 44% for refractory product claims and 47% for non-refractory product claims.

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

                                           July 31,    October 31,
                                             1997         1996
   Baroid Corporation
    Current assets                         $  914.0     $  796.2
    Noncurrent assets                         482.2        578.9
      Total                                $1,396.2     $1,375.1

    Current liabilities                    $  372.3     $  377.7
    Noncurrent liabilities                    359.2        429.2
    Shareholders' equity                      664.7        568.2
      Total                                $1,396.2     $1,375.1

                             Three Months Ended          Nine Months Ended
                                 July 31,                    July 31,
                               1997       1996           1997         1996

    Revenues                 $  531.4   $  424.6       $1,435.7     $1,157.4
    Gross earnings           $  148.8   $  117.3       $  403.1     $  327.3
    Earnings from operations $   71.3   $   50.5       $  183.9     $  141.7
    Other income (deductions)    (7.9)      (2.3)         (15.6)       (13.9)
    Earnings before taxes
      and minority interests     63.4       48.2          168.3        127.8
    Income taxes                (22.2)     (16.3)         (58.9)       (43.4)
    Minority interest              .7        (.3)            .4          (.5)
    Net earnings             $   41.9   $   31.6       $  109.8     $   83.9

Note G - Other Developments

During the third quarter of 1997, the Company completed the sale of certain assets of its Sub Sea International Unit to Global Industries, Ltd. for $102 million in cash, which resulted in a pretax loss of $9.7 million, or $.03 per share on an after-tax basis.

Subsequent to July 31, 1997, the Company and Shaw Industries Ltd. of Toronto, Ontario, agreed to a long-term extension of their strategic pipecoating alliance, Bredero-Shaw, initially formed in 1996. In connection with the new agreement, Shaw agreed to pay the Company $50 million over a four year period. This transaction will result in a one-time, pretax gain of $41.7 million in the fourth quarter of 1997, or $0.15 per share.


             MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED
JULY 31, 1997 COMPARED TO 1996

CONSOLIDATED OPERATIONS

Earnings per share for the third quarter, including a non-recurring loss of $.03 per share from the recent sale of certain assets of the Company's Sub Sea operations, increased 24% to $.47 per share. Excluding the nonrecurring items, earnings improved 32% to $.50 per share. Revenues for the quarter increased 14% to $1.9 billion and operating profit increased 23% to $188.3 million.

Earnings per share for the first nine months of 1997 totaled $1.19, including the non-recurring loss of $.03 per share. Excluding the non-recurring items, year-to-date earnings were $1.22 per share, an increase of 28% above the prior year. Revenues of $5.3 billion increased 13% and operating profit of $484.5 million was 22% higher than the prior year.

Drilling and production operations continue to operate in strong market conditions where rig count is up 16% worldwide. In addition, global project activity is high for production and processing facilities, particularly related to natural gas. Strong demand for LNG, pipeline, petrochemical and fertilizer infrastructure is reflected in the Company's growing backlog for equipment, process technology and project management. A record backlog of $5.4 billion was 15% higher than the level a year ago.

Selling, engineering, administrative and general expenses of $272.3 million for the quarter and $797.4 million for the nine months were 11% and 10% higher than the prior year periods, respectively. The increase was primarily due to higher levels of business activity.

Net interest expense of $14.5 million in the quarter and $44.5 million for the nine months was up 14% and 32%, respectively, from the 1996 periods, due primarily to an increase in average borrowing levels and a higher interest rate on new long-term debt versus the previously issued commercial paper.

During the quarter, the Company completed the sale of certain assets of the Sub Sea operations, as noted above, and recognized a non-recurring pretax loss of $9.7.

The estimated income tax rate for the nine months ended July
31, 1997, is 35%, compared to 34% for last year.

On August 7, 1997, the Company extended the strategic alliance with Shaw Industries, Ltd. This transaction will result in a one-time pretax gain of $41.7 million in the fourth quarter of 1997, or $0.15 per share.

INDUSTRY SEGMENT ANALYSIS

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

Revenues of $700.0 million for the quarter and $1,947.3 million for the nine months were both 26% higher than those of the 1996 periods. Operating profit increased 42% to $87.2 million for the quarter and 37% to $234.6 million for the nine months.

The revenue and operating profit gains for the quarter outpaced gains in rig activity. Worldwide rig count increased 16% led by a 28% increase in North America. In addition, offshore rig count was up 4%. Baroid Drilling Fluids, Sperry-Sun and Security DBS saw substantial volume increases in both the quarter and the nine month periods. Improved pricing and product mix also contributed to higher earnings.

Bredero-Shaw, Sub Sea and Wellstream had significantly higher revenues in both the quarter and the nine months. Bredero-Shaw and Wellstream had improved profits in both periods. Pipeline activity in the North Sea, Far East and the U.S. contributed to the improved performance of the Bredero-Shaw pipecoating business. Wellstream benefitted from subsea completion activity in the North Sea and offshore Brazil. Sub Sea continues to have good results in the North Sea, but has been negatively impacted by market conditions in the Gulf of Mexico.

ENGINEERING SERVICES SEGMENT

For the quarter, M. W. Kellogg's operating profit increased 9% to $26.9 million and revenues increased 19% to $465.7 million. For the nine months, operating profit was up 18% to $77.7 million and revenues were up 9% to $1.4 billion. The profit improvement for the quarter and the nine months reflected higher activity on LNG and ammonia projects in Africa, the Mid East and Latin America, with earnings also benefitting from successful milestones being reached on several projects completed or nearing completion in the U.S., the Far East and South America. Bid and proposal costs continue to run at high levels, reflecting the continuing strength of demand for hydrocarbon processing infrastructure. Backlog at July 31, 1997 was $3.2 billion, 29% higher than a year ago.

ENERGY EQUIPMENT SEGMENT

Segment operating profit for the quarter of $74.2 million was up 11% and revenues of $717.2 million were up 3%. For the nine months, segment operating profit of $172.2 million and revenues of $2.1 billion were up 8% and 4%, respectively. Segment backlog was $1.8 billion, up 5% from a year ago.

Compression and Pumping

Revenues and operating profits for the quarter were essentially the same as last year with an increase in earnings from Ingersoll-Dresser Pump more than offsetting lower revenues and earnings by Dresser-Rand. For the nine months, both revenues and operating profits were up 5%. The revenue gain was attributable to Dresser-Rand, while the earnings increase was primarily from Ingersoll-Dresser Pump. Dresser-Rand's earnings continue to be affected by lower margin complete machine sales that were partially offset by higher contract compression activity in South America. The Ingersoll-Dresser Pump earnings improvement is attributable to the U.S. operations of the Engineered Products Group.

Measurement

Operating profits were up 45% while revenues rose 8% in the quarter. In the nine months, operating profits were up 34% while revenues rose 6%. Successful product introductions and lower U.S. cost structure in the Wayne fuel dispenser business and higher volume in the DMD gas meter business accounted for the majority of the increases.

Flow Control

Operating profits for the quarter were up 11% while revenues were essentially flat versus 1996. The earnings improvement resulted from higher volume, better product mix and improved margins by the Energy Valve Division. For the nine months, earnings were essentially the same as 1996 while revenues were down slightly.

Power Systems

Quarterly revenues increased 15%, but operating profits were down 14% from last year. Nine-month revenues were up 6% while operating profits were essentially the same as last year. Waukesha Engine operations experienced lower original equipment volumes offset by higher service parts activity. The Roots Blower operations benefitted from higher volume and improved product mix.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's overall financial condition remained strong at July 31, 1997. Since the beginning of the year, the Company used $101.3 million more cash than was generated by operations. Major expenditures included $186.6 million for capital expenditures, $89.6 million for dividends, and $41.9 million for purchases of the Company's common shares. In addition, $206.8 million of cash was used to finance working capital, primarily for increases in inventories and decreases in payables and accrued expenses. Cash flow from operating activities for the nine months was $98.8 million compared to $205.5 million last year. The change between years was primarily due to planned decreases in contract advances at M.
W. Kellogg this year versus significant increases last year. During the third quarter of 1997, the Company completed the sale of certain assets of its Sub Sea International Unit to Global Industries, Ltd. for $102 million in cash. The proceeds received were used to pay down commercial paper.

Total debt was $813.4 million as of July 31, 1997, compared to $842.3 million at October 31, 1996. Total debt was 34% of total book capitalization as of July 31, 1997 versus 35% at October 31, 1996. Net debt was 9% of market capitalization at July 31, 1997 and October 31, 1996.

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


                   PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

               (c) On July 17, 1997, certain executive officers were awarded a total of 20,000 restricted shares of the Company's $.25 par value Common Stock pursuant to the Dresser Industries, Inc. Restricted Stock Grant Plan For 1997. Shares issued pursuant to the Plan are not registered. Upon termination of employment, participants will forfeit all unvested restricted stock. Participants will vest in their entire award upon approved retirement, disability or change in control of the Company. Assuming continued employment, participants will vest in one-fourth of the shares on each of the second and fourth anniversary and vest in the remaining one-half on the sixth anniversary of the award. Consideration received by the Registrant will consist of continued employment through the vesting dates previously stated.

                    In issuing the above securities, the Company relied on the exemption from the registration and prospectus delivery requirements provided by
                    Section 4(2) of the Securities Act of 1933.


Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    Exhibit 10.1   Dresser Industries, Inc.
                                   Restricted Stock Grant Plan For 1997

                    Exhibit 10.2 Dresser Industries, Inc. Long-Term Incentive and Retention Plan

                    Exhibit 27     Financial Data Schedule

               (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the three months ended July 31, 1997.

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

                                   DRESSER INDUSTRIES, INC.



                                   By:  /s/ Kenneth J. Kotara
                                        Kenneth J. Kotara
                                        Controller


Dated: September 12, 1997


                          EXHIBIT INDEX


Exhibit   Description

 10.1     Dresser Industries, Inc. Restricted Stock Grant Plan
          For 1997

 10.2     Dresser Industries, Inc. Long-Term Incentive and
          Retention Plan

   27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-K, the Financial Data
          Schedule is not deemed to be "filed" for purposes of
          Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)