Form 10-K
period 1997-10-31
DRESSER INDUSTRIES INC /DE/
filed 1998-01-27
CIK 30099

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1997.

                         Commission file number 1-4003

                           DRESSER INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                          75-0813641
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

       POST OFFICE BOX 718
 2001 ROSS AVENUE, DALLAS, TEXAS            75221 (P.O. Box)
 (Address of principal executive                 75201
             offices)                          (Zip Code)

      (Registrant's telephone number, including area code) (214) 740-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                 ON WHICH REGISTERED

     Common Stock, Par Value             New York Stock Exchange, Inc.
       25 cents Per Share                Pacific Exchange, Inc.
      Baroid Corporation 8%              New York Stock Exchange, Inc.
     Guaranteed Senior Notes
            due 2003
     Preferred Stock Purchase            New York Stock Exchange, Inc.
             Rights                      Pacific Exchange, Inc.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of January 7, 1998) held by non-affiliates of the registrant was approximately $6,887 million.

As of January 7, 1998, there were 175,524,280 shares of Dresser Industries, Inc. Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Sections of Registrant's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement (Part III).

                                     PART I

ITEM 1.   BUSINESS OF DRESSER

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

     For the fiscal year ended October 31, 1997, consolidated revenues of Registrant amounted to $7,457.9 million. A majority of such revenues was derived from the sale of products and services to energy-oriented industries, including oil and gas exploration, drilling and production, gas transmission and distribution; petroleum and chemical processing; production of electricity; and marketing of petroleum products.

     Registrant's operations are divided into three industry segments:
Petroleum Products and Services; Engineering Services; and Energy Equipment.

     The Information by Industry Segment is included in Note N to Consolidated Financial Statements on page 52 and in Management's Discussion and Analysis beginning on page 15. This information includes sales and service revenues, operating profit and identifiable assets attributable to each of Registrant's business segments for each of the past three fiscal years. This information should be read in conjunction with the consolidated financial statements, notes and accountant's report appearing in Item 8 of this report.

     In fiscal 1996, Dresser formed a joint venture with Shaw Industries, Ltd. ("Shaw") by contributing its Bredero Price assets and Shaw contributing its Shaw Pipe Protection assets on a worldwide basis. During the fourth quarter of 1997, Dresser extended its Bredero-Shaw joint venture. In recognition of the long-term relationship of the Bredero-Shaw operations, the joint venture and related agreements were amended to eliminate Dresser's option to purchase Shaw's interest at the end of the second and fourth years.

     Effective July 31, 1997, Dresser sold certain assets of its SubSea operation relating to underwater construction, pipelay, pipebury, diving and related services in the Gulf of Mexico (including United States' and Mexican waters), Middle East, Southeast Asia, Australia, New Zealand and Singapore, excluding ROV and engineering services and related contracts in the Gulf of Mexico, and retained all of its operations in the North Sea.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

     Dresser's Petroleum Products and Services segment supplies products, services and project management for oil and gas exploration, drilling, production and transmission activities both onshore and offshore. Its products and services include project management and integrated well services, drilling fluids systems, drill bits, measurement-while-drilling services, directional drilling services, completion and production tools, production valves and pumps, meters and measuring equipment, engineering, procurement, installation and construction contractor services for subsea and onshore projects, remotely operated vehicles, seabed equipment, flexible flowlines, riser systems and pipe coating. Demand for these products and services is directly affected by energy prices and drilling activity.

     DRILLING FLUIDS

     Baroid Drilling Fluids provides oil and gas producers specially formulated fluids used in the drilling process to lubricate and cool the drill bit, seal porous well formations, remove rock cuttings and control downhole pressure. It also provides completion fluids and wellsite services.

     DRILLING SERVICES AND PRODUCTS

     Sperry-Sun Drilling Services supplies oil and gas producers with directional and measurement-while-drilling (MWD) services and directional drilling equipment including mud motors, downhole steering and surveying instruments and geological and drilling data monitoring.

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

     Dresser Wheatley manufactures and sells a line of oil and gas production products, including Wheatley valves, Wheatley Gaso plunger and piston pumps, Omega well-servicing pumps, and Clif Mock meters, measurement and sampling equipment.

     PROJECT MANAGEMENT

     Dresser Kellogg Energy Services provides oil and gas producers with project management capabilities and the integrated services and products required to drill and complete wells more efficiently. Its activities in this segment include well planning, project management and the procurement of wellsite drilling, completion and production services and equipment.

     PIPE COATING PRODUCTS AND SERVICES

     The Bredero-Shaw joint venture provides a broad range of speciality pipe coating, insulation and related services to protect pipelines above ground, below ground and offshore in major oil and gas producing areas of the world.

     UNDERWATER EQUIPMENT AND SERVICES

     SubSea International provides production companies and offshore rig operators with underwater engineering services. SubSea equipment is used to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities. SubSea designs, manufactures and deploys remotely operated vehicles (ROVs), which are often used to perform these services. Wellstream designs, manufactures and markets non-bonded flexible pipe for the oil and gas industry. Wellstream products include flowlines, jumpers, service lines and static and dynamic risers for both subsea and topside applications.

ENGINEERING SERVICES SEGMENT

     The Engineering Services segment specializes in engineering, procurement, construction and project management for a comprehensive range of oil and gas facilities from offshore production through downstream processing.

     Formed in 1997, Dresser Kellogg Energy Services (DKES) provides a single Dresser interface for energy companies seeking integrated services and solutions for the total hydrocarbon recovery process. DKES' operations in this segment include Granherne and Paragon Engineering Services. Granherne supplies engineering consulting, project management and engineering design services for oil and gas production facilities, oil and gas terminals, gas plants, FPSOs, subsea architecture, platforms and refineries. Paragon is involved in engineering, procurement, construction and project management for oil and gas projects including onshore and offshore production facilities, offshore platforms, subsea facilities, pipelines, compressor stations and gas plants.

     The M.W. Kellogg Company provides engineering, procurement, construction and related services primarily to the hydrocarbon process industries.
Kellogg provides its own proprietary technologies and the advanced technologies of others to facilitate the environmentally acceptable conversion of raw hydrocarbon and other chemicals into value-added end products. Kellogg's services include the development of processes, engineering design, construction and procurement for energy-related complexes in the U.S. and international regions. Kellogg participates in projects involving liquefied natural gas (LNG) plants and receiving terminals, refining and petrochemical activities, ammonia/fertilizer facilities and the retrofitting of all kinds of energy-related complexes for environmental purposes. Revenues for the Engineering Services segment were $1,927.9 million, $1,621.9 million and $1,457.6 million for 1997, 1996 and 1995, respectively.

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

     The Consolidated Statements of Earnings for 1997, 1996 and 1995 include $1,205.0 million, $1,177.8 million and $1,138.3 million, respectively, of Dresser-Rand's revenues.

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

     Dresser's wholly owned Mono Pumps operations produce progressing cavity pumps for handling viscous fluids. These pumps have hydrocarbon energy-related applications and are also utilized by the waste water, mining, paper, food and chemical industries.

     MEASUREMENT

     Wayne manufactures and markets fully integrated vehicle fueling systems for the global retail petroleum industry. Wayne's technology systems include gasoline pumps and dispensers, management control devices and point-of-sale credit and debit card machines.

     Dresser Instrument designs and manufactures mechanical and electronic instruments for pressure and temperature measurement and control. These products are utilized by the oil, gas and power industries and a variety of customers in industrial, commercial, automotive and medical markets.

     DMD products include gas meters, pipe fittings, couplings and repair devices utilized by the gas and water utilities and other industrial markets.

     FLOW CONTROL

     Dresser Energy Valve designs, manufactures and markets valves (ball, gate, check, butterfly, plug and specialty valves such as rising stem, top entry, retractable seat ball valves or full port metal seated plug valves), actuators, chemical injection pumps, regulators and surge relievers of its Grove, TK, Tom Wheatley, Texsteam, Ledeen and Wheatley Gaso operations. This comprehensive product range is primarily used in oil and gas exploration and transmission, onshore and offshore, in power generation, in water desalination and transmission and in segments of the oil and gas process industry.

     Dresser Valve and Controls includes Dresser's Masoneilan and Industrial Valve operations. Masoneilan produces automated process control valves, instruments, level instruments and regulators. Industrial Valve manufactures Consolidated, Dewrance and Hancock safety, safety relief and line valves. Both the Masoneilan and Industrial Valve operations primarily serve process and power markets.

     POWER SYSTEMS

     Waukesha Engine produces spark-ignited and gas fueled engines and power systems. The division's products are used throughout the world in the gathering and storage of natural gas and as drivers for crude oil pumping and prime movers for electrical power generation and cogeneration.

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

BACKLOG

     The backlog of unfilled orders at October 31, 1997, 1996 and 1995 is included in Management's Discussion and Analysis on pages 23-24.

     It is estimated that approximately 60% of the backlog existing at October 31, 1997 will be completed during fiscal 1998. The dollar amount of the backlog is not necessarily indicative of future earnings of the Company. Although backlog represents only firm orders, there can be no assurance that cancellations or scope adjustments will not occur.

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

FOREIGN OPERATIONS

     Registrant maintains manufacturing, marketing or service facilities serving more than 50 foreign countries. Global distribution of products and services is accomplished through more than 290 subsidiary and affiliated companies engaged in various production, manufacturing, service, and marketing functions, and through foreign representatives serving the principal market areas of the world.

     The Information by Geographic Area is included in Management's Discussion and Analysis on page 22.

     Registrant's foreign operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, operating in highly inflationary environments, and exchange control and currency problems.

RESEARCH, DEVELOPMENT AND PATENTS

     Registrant's divisions, subsidiaries and affiliates conduct research and development activities in laboratories and test facilities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. For the fiscal years ended October 31, 1997, 1996 and 1995, Registrant spent $120.0 million, $110.6 million and $96.5 million, respectively, for research and development activities.

     At December 1, 1997, Registrant and its subsidiaries and affiliates owned 1,851 patents and had pending 1,179 patent applications, covering various products and processes. The Registrant was also licensed under patents owned by other third parties. Registrant does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of Registrant's total business.

EMPLOYEES

     As of October 31, 1997, Registrant had approximately 18,135 employees in the United States, of whom approximately 5,680 were members of 13 unions represented by 23 bargaining units. As of the same date, Registrant had approximately 13,165 employees at foreign locations of whom approximately 3,600 were members of unions. During fiscal 1997, Registrant experienced no contract negotiation strikes in the United States. Relations between Registrant and its employees are generally considered to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT

     The names and ages of all executive officers of Registrant, all positions and offices with Registrant presently held by each person named and their business experience during the last five years are stated below:

                                            Principal Occupation During
      Name, Age and Position                      Past Five Years
      ----------------------                ---------------------------

William E. Bradford             (63)  Chairman of the Board of Registrant since
Chairman of the Board, Chief          December 1996, President March 1992 -
Executive Officer and Director        December 1996, Chief Executive Officer
                                      since November 1995, Chief Operating
                                      Officer March 1992 - November 1995;
                                      President and Chief Executive Officer of
                                      Dresser-Rand Company February 1988 - March
                                      1992; Senior Vice President - Operations of Registrant March 1984 - March 1992.

Donald C. Vaughn                (61)  President and Chief Operating Officer of
President, Chief Operating            Registrant since December 1996, Executive
Officer and Director                  Vice President November 1995 - December
                                      1996, Senior Vice President - Operations
                                      January 1992 - November 1995; Chairman,
                                      President and Chief Executive Officer of
                                      M. W. Kellogg, Inc. June 1995 - June 1996;
                                      Chairman and Chief Executive Officer of
                                      The M. W. Kellogg Company September 1986
                                      - June 1996, President November 1983 -
                                      June 1995.

George H. Juetten               (50)  Senior Vice President of Registrant since
Senior Vice President and             July 1997, Chief Financial Officer since
Chief Financial Officer               December 1996, Vice President December
                                      1996 - July 1997, Vice President -
                                      Controller May 1993 - December 1996; Audit
                                      Partner, Price Waterhouse LLP, independent accountants, July 1980 - April 1993.

Michael J. Kammerer             (57)  Senior Vice President of Registrant and
Senior  Vice President                President of Engineered Equipment and
                                      Systems Group since July 1997, Vice
                                      President - Operations July 1996 - July
                                      1997, President Dresser Valve and Controls
                                      1988 - August 1996.

Robert J. Menerey               (53)  Senior Vice President of Registrant and
Senior Vice President                 President of Drilling and Production Group
                                      since July 1997, Vice President -
                                      Operations July 1996 - July 1997; Chairman of Baroid Drilling Fluids, Inc. August
                                      1996 - October 1997, President March 1991
                                      - October 1997.

                                            Principal Occupation During
      Name, Age and Position                      Past Five Years
      ----------------------                ---------------------------

Patrick M. Murray               (55)  Senior Vice President of Registrant and
Senior Vice President                 President of Strategic Initiatives and
                                      Acquisition/Divestiture Group since July
                                      1997, Vice President - Operations July
                                      1996 - July 1997; Chairman of Sperry-Sun
                                      Drilling Services, Inc. August 1996 -
                                      October 1997, President 1988 - August
                                      1996.

A. Jack Stanley                 (55)  Senior Vice President of Registrant and
Senior Vice President                 President of Engineering and Construction
                                      Group since July 1997, Vice President -
                                      Operations July 1996 - July 1997; Chairman and Chief Executive Officer of The M.W.
                                      Kellogg Company since June 1996, President
                                      June 1995 - June 1996, Chief Operating
                                      Officer June 1995 - June 1996, Executive
                                      Vice President March 1991 - June 1995.

G. Phillip Tevis                (55)  Senior Vice President of Registrant and
Senior Vice President                 President of Dresser Marketing Group since
                                      July 1997, Vice President - Operations
                                      July 1996 - July 1997, President Waukesha
                                      Engine  Division  June  1994  - July 1995;
                                      Senior   Vice  President,  Technology  and
                                      Venture  Operations  of  The  M.W. Kellogg
                                      Company 1992 - June 1994, Vice President -
                                      Sales of The M.W. Kellogg Company March
                                      1989 - 1992.

Clint E. Ables                  (58)  Vice President and General Counsel of
Vice President and General            Registrant since October 1993, Vice
Counsel                               President - Corporate Development November
                                      1992 - October 1993, Senior Counsel -
                                      Corporate Ventures July 1986 - November
                                      1992.

Paul M. Bryant                  (51)  Vice President - Human Resources of
Vice President - Human Resources      Registrant since May 1993; Vice President
                                      - Human Resources of Dresser-Rand Company
                                      January 1987 - May 1993.

Ardon B. Judd, Jr.              (61)  Vice President - Washington Counsel of
Vice President - Washington           Registrant since September 1986.
Counsel

Rebecca R. Morris               (52)  Vice President - Corporate Counsel of
Vice President - Corporate            Registrant since January 1994, Secretary
Counsel and Secretary                 since November 1990, Corporate Counsel
                                      June 1987 - January 1994.

David R. Smith                  (51)  Vice President - Tax of Registrant since
Vice President - Tax                  January 1994, Director of Tax October 1987
                                      - January 1994.

                                            Principal Occupation During
      Name, Age and Position                      Past Five Years
      ----------------------                ---------------------------

William R. Bradle               (47)  Treasurer of Registrant since October
Treasurer                             1997; Vice President and Treasurer of SC
                                      International Services, Arlington, Texas,
                                      April 1996 - October 1997; Assistant
                                      Treasurer - International of Alcon
                                      Laboratories, a subsidiary of Nestle S.A., 1984 - April 1996.

Kenneth J. Kotara               (44)  Controller of Registrant since December
Controller                            1996, Assistant Controller January 1994 -
                                      December 1996; Controller of Baroid
                                      Corporation March 1989 - January 1994.


OTHER OFFICERS

James L. Bryan                  (61)  Senior Vice President of Registrant since
Senior Vice President                 July  1996, Senior Vice President -
                                      Operations January 1994 - June 1996, Vice
                                      President - Operations May 1990 - January
                                      1994.

Ben R. Stuart                   (63)  Chairman of Dresser-Rand Company January
Senior Vice President -               1997 - September 1997, President and Chief
Operations                            Executive Officer March 1992 - December
                                      1996; Senior Vice President - Operations of Registrant since March 1992, Vice
                                      President - Operations August 1988 - March
                                      1992.

     All officers are elected annually by the Board of Directors at a meeting following the Annual Meeting of Shareholders. The officers serve at the pleasure of the Board of Directors and can be removed at any time by the Board.

ITEM 2.   PROPERTIES

     Registrant, together with its subsidiaries and affiliates, has approximately 75 manufacturing plants, ranging in size from approximately 1,629 square feet to 978,000 square feet and totaling more than 11 million square feet, located in the United States, Canada and various other foreign countries. The majority of the manufacturing sites are owned in fee. In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and certain other foreign countries. The properties are believed to be generally well maintained, adequate for the purposes for which they are used, and capable of supporting a higher level of market demand.

     During fiscal 1997 the Company had 21 grinding and/or other facilities for beneficiating mineral ores, containing approximately 3,400 acres in plant site property.

     The following are the locations of the principal facilities of Registrant and its majority owned joint ventures for each industry segment as of October 31, 1997:


                                                                            APPROXIMATE
                                                                            FLOOR AREA
   INDUSTRY SEGMENT AND LOCATION       PRODUCT AREA                        (SQUARE FEET)
   -----------------------------       ------------                        -------------
Petroleum Products and Services

     Nisku, Alberta, Canada            (Drilling Services & Products)          76,000
     Houston, Texas                    (Drilling Fluids, Services &
                                          Products)                           596,000
     Dallas, Texas                     (Drill Bits)                           294,000
     Dallas, Texas                     (Completion & Production Tools)        278,500
     Longview, Texas                   (Completion & Production Tools)        235,000
     Colorado Springs, Colorado        (Completion & Production Tools)         97,000
     Tulsa, Oklahoma                   (Completion & Production Tools)         64,000
     Calgary, Alberta, Canada          (Completion & Production Tools)         60,000 (1)
     Aberdeen, Scotland                (Underwater Services)                  325,000
     Panama City, Florida              (Underwater Services)                  140,000 (1)

Engineering Services

     Houston, Texas                    (Engineering & Construction)           440,902 (1)
     Sudbury, England                  (Engineering & Construction)           163,860

Energy Equipment

     Manchester, England               (Compression & Pumping)                242,000
     Victoria, Australia               (Compression & Pumping)                145,000
     Painted Post, New York            (Compression & Pumping)                978,000
     Broken Arrow, Oklahoma            (Compression & Pumping)                129,000
     Olean, New York                   (Compression & Pumping)                909,000
     LeHavre, France                   (Compression & Pumping)                526,000
     Kongsberg, Norway                 (Compression & Pumping)                140,000 (1)
     Wellsville, New York              (Compression & Pumping)                404,000
     Minneapolis, Minnesota            (Compression & Pumping)                350,000
     Stratford, Connecticut            (Measurement)                          243,312
     Berea, Kentucky                   (Measurement)                           82,592
     Bradford, Pennsylvania            (Measurement)                          428,000
     Houston, Texas                    (Measurement)                          110,000 (1)
     Salisbury, Maryland               (Measurement)                          343,572 (1)
     Austin, Texas                     (Measurement)                          103,491
     Malmo, Sweden                     (Measurement)                          343,708 (1)
     Einbeck, Germany                  (Measurement)                          102,913 (1)
     Rio de Janeiro, Brazil            (Measurement)                          129,166
     Bonnyrigg, Scotland               (Measurement)                           64,200 (1)
     Skelmersdale, England             (Control Products)                     154,000 (1)
     Avon, Massachusetts               (Control Products)                      93,000
     Conde, France                     (Control Products)                     147,363
     Naples, Italy                     (Control Products)                      63,852

                                                                            APPROXIMATE
                                                                            FLOOR AREA
   INDUSTRY SEGMENT AND LOCATION       PRODUCT AREA                        (SQUARE FEET)
   -----------------------------       ------------                        -------------
     Alexandria, Louisiana             (Control Products)                     247,000
     Dunfermline, Scotland             (Control Products)                     170,801
     Houston, Texas                    (Control Products)                     156,000
     Stafford, Texas                   (Control Products)                     110,000
     Voghera, Italy                    (Control Products)                     417,610
     Connersville, Indiana             (Power Systems)                        376,790
     Huddersfield, England             (Power Systems)                        120,729
     Waukesha, Wisconsin               (Power Systems)                        774,739 (1)
     Appingedam, Netherlands           (Power Systems)                        136,935

----------
(1) all or a portion of these facilities are leased.

     The Baroid Division has mineral rights to proven and prospective reserves of barite and bentonite. Such rights included leaseholds and mining claims and property owned in fee. The principal deposit of barite is located in Nevada, with deposits also located in Missouri and Georgia. Reserves of bentonite are located in Wyoming, Montana and South Dakota. Based on the number of tons of each of the above minerals consumed in fiscal 1997, the Company estimates its reserves, which it considers to be proven, to be sufficient for operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings none of which are deemed material for reporting purposes. Information relating to various commitments and contingencies is described in Note J to the financial statements of this Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended October 31, 1997.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Registrant is listed on the New York Stock Exchange and Pacific Exchange, Inc. The stock symbol is DI. The quarterly market prices for Registrant's Common Stock, traded principally on the New York Stock Exchange, were as follows for the two most recent fiscal years:

                     First       Second      Third      Fourth      Year
                    ------       ------      -----      ------     ------
1997 High           $36.25       33.875      42.00      46.125     46.125
1997 Low            $30.00       27.75       29.25      37.75      27.75
1996 High           $26.00       32.875      32.00      33.875     33.875
1996 Low            $20.75       25.25       26.125     26.875     20.75

     Dividends on Registrant's Common Stock are declared by the Board of Directors and normally paid to shareholders as of the record date during the third week of March, June, September and December.

     The cash dividends paid per share of common stock for the 1997 and 1996 fiscal years were:

                     First       Second      Third      Fourth      Year
                    ------       ------      -----      ------     ------
1997                $  .17          .17        .17         .19        .70

1996                $  .17          .17        .17         .17        .68


     As of January 7, 1998, there were approximately 18,500 shareholders of record of the Registrant's Common Stock.

     There were no equity securities of the Company sold by the Company during the fourth quarter which were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

                                  1997     1996       1995     1994      1993
                               --------- --------- --------- --------- ---------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues                       $7,457.9  $6,561.5  $5,628.7  $5,330.7  $5,202.3
Earnings from  continuing
  operations before
  accounting changes:
     Earnings                     318.0     257.5     213.1     361.8*    133.6
     Per share                      1.81      1.44      1.17      1.98*      .74
Earnings per share
  before special items              1.81      1.44      1.17      1.09      1.17
Total assets                    5,098.8   5,150.2   4,707.4   4,323.6   4,445.6
Long-term debt                    758.0     756.3     459.3     460.6     492.2
Cash dividends declared           123.0     122.1     124.3     116.5     100.2
Per share**                          .70       .68       .68       .66       .60

* Includes $146.5 million or $.80 per share from sale of interest in Western Atlas International, Inc.
** Dresser historical dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OPERATING ENVIRONMENT

Dresser is a global leader providing value-added solutions for the energy industry. The Company offers a comprehensive range of integrated and discrete products and services as well as project management for oil and natural gas activities throughout the world.

Dresser's market involvement is extensive and includes serving customers in the upstream exploration, drilling, production and transmission sectors and downstream processing, conversion and marketing sectors. Company operations are organized into three business segments for financial reporting purposes:
Petroleum Products and Services, Engineering Services and Energy Equipment.
Note N to the Consolidated Financial Statements contains descriptions of these segments.

Among the factors directly affecting the business environment for Petroleum Products and Services are the demand for oil and natural gas and the related prices, drilling activity and exploration and production spending by upstream producers. The average posted price for West Texas Intermediate crude oil of $20.33 was off 2.1% in 1997 from $20.77 a year earlier, while the average spot price of natural gas was $2.44 per million BTUs versus $2.30 per million BTUs in 1996.

The global rig count was up 15.1% in fiscal 1997. The rig count in North America was up 24.7% -- 20.0% in the U.S. and 38.9% in Canada. The international rig count rose 2.7% primarily due to offshore activity, which was up 7.1%. Most major producing regions had more rigs in use, both offshore and onshore.

The Engineering Services and Energy Equipment business climate is affected by market forces that influence the production, transportation and processing of oil and natural gas including oil and gas prices, global and regional economic growth rates and the resulting demand for products created from hydrocarbons (gasoline, jet fuel, ethylene, petrochemicals, fertilizers and power). Capital spending decisions, both upstream and downstream, reflect the impact of these forces on integrated oil and gas companies around the world.

According to a published report from the International Monetary Fund (IMF) in December 1997, economic growth for calendar 1997 is expected to be 4.1% globally -- 3.0% in developed countries and 5.9% in developing nations. The global economic growth rate for 1998 is projected to be 3.5%, somewhat lower than 1997 due to the effects of financial difficulties in several Asian countries. Approximately 4% of the Company's 1997 revenues and 11% of total backlog at October 31, 1997 was related to Southeast Asia. While the Company continues to review the economic situation in Southeast Asia, it does not expect its revenues from the region to materially change over the short term. A majority of the reported backlog for that region is currently under construction and the Company does not expect any cancellations or delays. Despite the current economic situation in Southeast Asia, over the long term the Company believes steadily rising population and greater industrialization efforts will continue to facilitate strong global growth, particularly in developing nations, and increasing demand for oil and natural gas to feed growing needs for refined products, petrochemicals, fertilizers and power.

Hydrocarbon processing projects continue to benefit from escalating capital and maintenance spending. According to the outlook published by Hydrocarbon Processing Magazine, spending is expected to increase to $76.7 billion in 1998. That would be up 7.3% from the projected $71.5 billion in 1997.

In 1997, the number of total worldwide hydrocarbon processing construction projects averaged well over 3,000, the highest level since 1982, and reflected the building of new process facilities and expanding and retrofitting existing ones to satisfy consumer and industrial demand. Rising project activity outside the U.S. more than offset a slight decline domestically.

CONSOLIDATED RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Earnings per share of $1.81 and net earnings of $318.0 million for 1997 were 26% and 23% higher than the $1.44 and $257.5 million, respectively, in 1996. Revenues for 1997 increased 14% to $7.5 billion over $6.6 billion in 1996. Operating profit increased 23% to $724.8 million over $589.5 million in 1996.

Each of the Company's industry segments had higher revenues and operating profits in 1997 than in 1996 with the Petroleum Products and Services segment having the largest increases. At October 31, 1997, total backlog of $5.8 billion was 17% higher than a year ago. See Industry Segment Analysis for discussion by operation.

In 1997, the Company had certain nonrecurring items resulting from asset sales and business restructurings intended to improve the future operating performance of several units. In the aggregate, these items had essentially no net impact on the results for 1997. Profit improvement initiatives at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures include the closure of a Dresser-Rand European plant, personnel reductions in administration and sales support, consolidation of repair and service operations and the discontinuance of certain product lines. The Company's share of the after-tax costs to implement these initiatives totaled approximately $19 million. Of this amount, $7.5 million ($.04 per share) was recorded in the fourth quarter of 1997, with an additional $11.5 million ($.07 per share) expected to be incurred in fiscal 1998 to complete the initiatives. Also, the Company recorded an after-tax charge of $14.0 million ($.08 per share) to write down certain assets whose carrying value has been impaired and to provide for early retirement incentives. The Company sold certain assets of the SubSea operations at an after-tax loss of $6.3 million or $.03 per share. The nonrecurring charges and loss on SubSea assets were offset by a one-time after-tax gain of $27.1 million ($.15 per share) resulting from the extension of the pipecoating joint venture with Shaw Industries.

General corporate expenses of $80.8 million were down slightly from $83.6 million in 1996 primarily due to lower foreign exchange losses.

Interest expense rose to $68.6 million from $60.5 million in 1996 primarily due to a full year's interest on $300.0 million of long-term debentures issued in August 1996 at a higher interest rate than the previous short-term debt.

The effective income tax rate for 1997 was 35% compared to 34% in 1996.

1996 COMPARED TO 1995

Earnings per share and net earnings of $1.44 and $257.5 million for 1996 were up 23% and 21%, respectively, from $1.17 and $213.1 million in 1995 before an accounting change. The earnings improvement reflects the substantial growth seen in the global market for oil and gas and their by-products.

The Company recorded a charge of $16.0 million (net of tax of $9.0 million) or $.09 per share in the first quarter of 1995, for the cumulative effect of changing its accounting for postemployment benefits as required by Statement of Financial Accounting Standards No. 112, EMPLOYER'S ACCOUNTING FOR POSTEMPLOYMENT BENEFITS. (See Note A to Consolidated Financial Statements.)

Revenues for 1996 were $6.6 billion, an increase of 17% over the $5.6 billion in 1995. Segment operating profit was $589.5 million in 1996 compared to $473.1 million in 1995 for a 25% increase.

All three industry segments had higher revenues and operating profit. Within the segments, all operations had higher revenues with virtually all operations showing earnings improvement. See the Industry Segment Analysis for discussion of results by operation.

General corporate expenses of $83.6 million were $8.4 million higher than in 1995. The higher level of expenses in 1996 was primarily due to (i) foreign exchange losses on devaluations of the Venezuelan currency in December 1995 and April 1996 and (ii) costs of hedging foreign exchange exposure related to an Italian subsidiary. Higher benefit-related expenses in 1996 also contributed to the increase.

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

INDUSTRY SEGMENT ANALYSIS

See details of financial information by Industry Segment and Geographic Area on pages 21 through 23.

PETROLEUM PRODUCTS AND SERVICES

Revenues of $2.67 billion in 1997 were 24% higher than 1996, and operating profit of $330.6 million was up 43% over the prior year.

Baroid Drilling Fluids had a very strong year with revenues and earnings up 24% and 45%, respectively, over 1996. The strong performance was driven by market share gains, price increases and improvement in quality of wells awarded. Sperry-Sun revenues were 24% higher than 1996 while earnings were up 7%. Earnings did not increase in line with revenues due to a sales mix shift to lower margin directional drilling services and increased costs to support higher activity levels, training and new product development initiatives. Security DBS revenues were up 25% and earnings improved 65% over 1996 fueled by increased volume and margins on fixed cutter bits and increased volume of roller cone bits. Sales to customers outside the U.S. were 68% of total sales, up from 62% in 1996. For total drilling and production operations, the ratio of operating profit to sales grew to 13.9% in fiscal 1997 compared to 12.9% last year.

Bredero-Shaw revenues were up 34% and earnings were up 82% over last year due to higher activity levels in the Far East, Middle East and U.S. SubSea earnings were twice the 1996 level. The North Sea produced good results attributed mainly to the Schiehallion project and higher utilization of ROVs partially offset by low utilization of shallow water equipment in the Gulf prior to the sale of the equipment. Wellstream revenues were up 84%, and earnings were almost eight times 1996. The growth in Wellstream's flexible pipe business reflected offshore development in the North Sea and Brazil. Wellstream's new plant in the United Kingdom began commercial operation in December 1997.

Revenues of $2.16 billion in 1996 were 32% higher than 1995, and operating profit of $231.3 million was up 43% over 1995.

Particularly strong gains were experienced by Baroid Drilling Fluids, Sperry-Sun Drilling Services and Security DBS in 1996. Baroid's revenues increased 28% over 1995 as it capitalized on the growth of higher quality wells being drilled, particularly offshore deep water wells. Market share gains in the Gulf of Mexico, Latin America and West Africa also contributed to the growth over 1995. Sperry-Sun revenues were 20% higher than 1995 with key growth areas including the Gulf of Mexico, the North Sea and Latin America. Increases in capital spending for measurement-while-drilling tools and a continuation of high utilization rates were seen during the year. Security DBS revenues and operating profit increased in 1996 over 1995 as the result of increased sales of higher margin fixed cutter bits, combined with cost improvements obtained from manufacturing efficiencies in its U.S. plants. For total drilling and production operations, the ratio of operating profit to sales was 12.9% compared to 11.3% last year. Sales to customers outside the U.S. accounted for 62% of total sales, slightly higher than 1995, with strong growth in Latin America, Europe and Africa.

The Bredero-Shaw pipecoating operations saw substantial increases during 1996, primarily from a large contract in the Norwegian sector of the North Sea awarded in the latter part of 1995. Activity also increased in U.S. markets as the result of an acquisition made in 1995. Although SubSea revenues grew 18% in 1996 compared to 1995, earnings declined as the result of poor lay barge utilization and day rates in the Gulf of Mexico and soft market conditions in the Middle East.

ENGINEERING SERVICES

M.W. Kellogg 1997 revenues of $1.93 billion and earnings of $111.1 million were up 19% and 13%, respectively, over 1996. Current year earnings improvements were driven by LNG activities and oil recovery work in Africa and fertilizer activities in Latin America, together with the substantial completion of several other large projects. Bid and proposal activity levels in 1997 were substantially higher than in 1996. Backlog of $3.7 billion at October 31, 1997 was 28% above the year-ago level of $2.9 billion.

M.W. Kellogg 1996 revenues of $1.62 billion were 11% higher than 1995, and operating profit of $98.1 million was 24% higher. These gains resulted from higher activity on projects in the U.K., Uzbekistan, Africa and the U.S. The successful completion of significant milestones on several large contracts also contributed to the higher profit levels. A number of significant projects commenced during the year for LNG, fertilizer and petrochemical production.

ENERGY EQUIPMENT

COMPRESSION AND PUMPING

Compression and Pumping revenues in 1997 were $1.31 billion, up 3% from $1.27 billion in 1996. Operating profit of $108.8 million was up 7% from $101.7 million last year.

Dresser-Rand's 1997 revenues and earnings were slightly higher than last year. Earnings were negatively impacted during 1997 by performance problems related to certain contracts and lower margin shipments earlier in the year.

Earnings from the 49%-owned Ingersoll-Dresser Pump (IDP) joint venture were $29.4 million in 1997 and $22.1 million in 1996 as profit improvement initiatives implemented in fiscal years 1996 and 1997 continue to show good results, especially in the Engineered Products Group.

Compression and Pumping 1996 revenues of $1.27 billion were 4% higher than 1995. Operating profit of $101.7 million was 23% higher than in 1995.

Dresser-Rand's 1996 earnings of $71.5 million were up 14% from 1995 on approximately 3% higher sales. The increase in earnings reflects higher complete machine, aftermarket and contract compression sales and reduced sales of lower margin purchased equipment. Lower manufacturing overhead and selling, general and administrative expenses also aided the earnings improvement.

Earnings from the IDP joint venture were $22.1 million in 1996 and $13.2 million in 1995. The improvement in 1996 over 1995 was driven by margin improvements and continuing improvements to the cost structure since the formation of the joint venture.

MEASUREMENT

In 1997, earnings of $68.8 million were 24% higher than 1996 on revenues of $663.8 million that were up 4%. The earnings improvement was led by the Wayne Division which had a 41% earnings increase that was driven by successes with new computer technology products. Instrument Division had a slight increase in revenues and essentially the same earnings as last year, with a good performance by its transducer product line. DMD saw increases in revenues and earnings as a result of volume improvements in most of its operations.

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

FLOW CONTROL

Earnings in 1997 of $66.7 million were up 3% from 1996 even though revenues of $597.1 million were down slightly. The Energy Valve operations had a 29% increase in earnings on a 3% increase in revenues due to improved margins and better product mix. The Valve and Controls operations had lower revenues and earnings primarily from poor project business margins.

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

POWER SYSTEMS

Revenues of $318.6 million in 1997 were 4% higher than last year while earnings of $38.8 million were essentially flat. Waukesha Engine Division's results were impacted by lower original equipment shipments that were offset by higher service parts activity. Roots revenues were down slightly due to lower volume that was partially offset by improved product mix.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

During 1997, the Company used approximately $69.6 million more cash than the operations generated. Major uses included $303.0 million for capital expenditures and $123.0 million for dividends. Furthermore, during 1997, the Company purchased 1.4 million shares of Company stock at a purchase price of $41.9 million (compared to 8.2 million shares at a purchase price of $228.1 million in 1996). In addition, $208.5 million of cash was used to finance working capital increases in accounts receivable and inventories, primarily in the Petroleum Products and Services segment, as well as a decrease in accrued expenses. Decreases in contract advances in the current year, primarily at M.
W. Kellogg, resulted in a use of cash of $115.7 million. The Company also decreased its net borrowings by $36.2 million. Shareholders' equity increased $150.0 million as earnings more than offset dividends and stock repurchases.

The Company's liquidity and overall financial condition are strong. Total debt was $806.1 million as of October 31, 1997, compared with $842.3 million at October 31, 1996. Total debt was 32% of total book capitalization as of October 31, 1997, compared with 35% as of October 31, 1996. Net debt to net book capitalization was 27% at October 31, 1997, compared with 28% at October 31, 1996.

Management believes that the cash on hand of $162.8 million and $643.8 million of existing unused lines of credit, combined with cash that will be provided by future operations, will be adequate to finance known requirements. The Company's long-term debt is rated A1 by Standard and Poors, Aa3 by Moody's and A+ by Duff and Phelps. Management believes that the Company's strong financial condition and favorable credit ratings will allow the Company to borrow additional funds should the need arise. Capital expenditures for fiscal year 1998 are not expected to be materially different than the Company's historical level of expenditures, which have averaged approximately $310 million per year for the last three years.

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

FORWARD-LOOKING INFORMATION

In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this Form 10-K and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, corporate structure, backlog, operating trends, industry trends, cost reduction strategies and their results, expectations for funding capital expenditures and operations in future periods. The Company also continues to face many risks and uncertainties including: litigation, environmental laws, operations in high risk countries, technological and structural changes in the industries served by the Company, changes in the price of oil and natural gas, changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing and refining and pipeline delivery networks. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

YEAR 2000 ISSUE

The Company is reviewing its computer programs and systems worldwide and has developed a task force at each of the Company's business units to ensure that the programs and systems will function properly and be Year 2000 compliant. In this process, the Company expects to replace some existing systems and upgrade others. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

GEOGRAPHIC AREA AND INDUSTRY SEGMENT FINANCIAL INFORMATION -
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

The following financial information by Geographic Area and Industry Segment for the years ended October 31, 1997, 1996 and 1995 is an integral part of Note N to Consolidated Financial Statements.

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

     GEOGRAPHIC AREA FINANCIAL INFORMATION-
     COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
     (IN MILLIONS OF DOLLARS)

                                                                         Mid East/
                                United               Latin               Far East
                                States     Canada   America    Europe    & Africa    Eliminations   Total
                                ------     ------   -------    ------    ---------   ------------   -----
1997
Revenues by point of
  origin                        4,061.3     280.3     514.7    1,831.8    1,224.8       (455.0)     7,457.9
Revenues by point of
  destination                   2,499.0     344.4   1,051.8    1,503.0    2,059.7            -      7,457.9
U.S. exports                          -      64.7     528.3       98.8      442.0            -      1,133.8
Operating profit                  260.0      67.6      84.5      151.3      161.4            -        724.8
Identifiable assets             2,211.2     123.1     326.1    1,068.2      178.5        (64.7)     3,842.4

1996
Revenues by point of
  origin                        3,736.3     221.9     482.4    1,854.5      655.4       (389.0)     6,561.5
Revenues by point of
  destination                   2,407.8     268.0     829.9    1,658.0    1,397.8            -      6,561.5
U.S. exports                          -      82.1     350.0      193.6      546.9            -      1,172.6
Operating profit                  216.0      44.9      71.5      141.4      115.7            -        589.5
Identifiable assets             2,151.4     114.8     223.4    1,065.2      329.8       (125.8)     3,758.8

1995
Revenues by point of
  origin                        3,288.0     192.9     560.4    1,558.8      558.5       (529.9)     5,628.7
Revenues by point of
  destination                   2,058.8     215.3     811.9    1,342.1    1,200.6            -      5,628.7
U.S. exports                          -      63.2     333.5       98.8      472.6            -        968.1
Operating profit                  173.7      37.8      74.1       70.0      117.5            -        473.1
Identifiable assets             1,906.4      90.0     246.6      996.7      303.5       (231.0)     3,312.2

INDUSTRY SEGMENT FINANCIAL INFORMATION-
COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
(IN MILLIONS OF DOLLARS)

                                               Petroleum Products
                                                   and Services      Engineering Services
                                               ------------------    --------------------
                                                                          M. W. Kellogg
                                                                           Operations
                                                                          -------------
1997
Revenues                                              2,673.3               1,927.9
                                                      -------               -------
Operating profit                                        330.6                 111.1
Amortization of acquisition intangibles                 (10.8)                (10.7)
General corporate expenses                                  -                     -
Interest expense, net                                       -                     -
Nonrecurring items                                       (9.7)                    -
                                                      -------               -------
  Earnings before taxes                                 310.1                 100.4
                                                      -------               -------
Identifiable assets                                   1,711.0                 265.7
Acquisition intangibles                                 295.9                 210.7
Corporate assets                                            -                     -
                                                      -------               -------
  Total assets                                        2,006.9                 476.4
                                                      -------               -------
Capital expenditures                                    210.2                   9.2
Depreciation & amortization                             123.9                  22.6
Backlog (unaudited)                                     485.6               3,702.5

1996
Revenues                                              2,160.5               1,621.9
                                                      -------               -------
Operating profit                                        231.3                  98.1
Amortization of acquisition intangibles                 (11.9)                (10.2)
General corporate expenses                                  -                     -
Interest expense, net                                       -                     -
                                                      -------               -------
  Earnings before taxes                                 219.4                  87.9
                                                      -------               -------
Identifiable assets                                   1,664.6                 229.6
Acquisition intangibles                                 338.9                 216.5
Corporate assets                                            -                     -
                                                      -------               -------
  Total assets                                        2,003.5                 446.1
                                                      -------               -------
Capital expenditures                                    175.6                  35.1
Depreciation & amortization                             107.0                  20.5
Backlog (unaudited)                                     572.2               2,897.2

1995
Revenues                                              1,635.6               1,457.6
                                                      -------               -------
Operating profit                                        162.0                  79.3
Amortization of acquisition intangibles                 (12.5)                (10.2)
General corporate expenses                                  -                     -
Interest expense, net                                       -                     -
                                                      -------               -------
  Earnings before taxes                                 149.5                  69.1
                                                      -------               -------
Identifiable assets                                   1,364.2                 212.8
Acquisition intangibles                                 345.9                 210.5
Corporate assets                                            -                     -
                                                      -------               -------
  Total assets                                        1,710.1                 423.3
                                                      -------               -------
Capital expenditures                                    157.3                   7.1
Depreciation & amortization                              90.4                  17.6
Backlog (unaudited)                                     527.8               1,400.0

                         Energy Equipment
-----------------------------------------------------------------------
Compression                                                                  Corporate
    and                             Flow           Power                        and
  Pumping        Measurement       Control        Systems        Total      Eliminations        Total
-----------      -----------       -------        -------       -------     ------------       -------
  1,314.9           663.8           597.1          318.6        2,894.4         (37.7)         7,457.9
  -------           -----           -----          -----        -------        ------          -------
    108.8            68.8            66.7           38.8          283.1             -            724.8
     (1.8)           (1.6)           (6.1)           (.2)          (9.7)            -            (31.2)
        -               -               -              -              -         (80.8)           (80.8)
        -               -               -              -              -         (58.4)           (58.4)
    (18.0)              -               -           (6.4)         (24.4)         26.5             (7.6)
  -------           -----           -----          -----        -------        ------          -------
     89.0            67.2            60.6           32.2          249.0        (112.7)           546.8
  -------           -----           -----          -----        -------        ------          -------
  1,039.3           266.0           401.2          169.5        1,876.0         (10.3)         3,842.4
     60.4            23.7           218.2              -          302.3             -            808.9
        -               -               -              -              -         447.5            447.5
  -------           -----           -----          -----        -------        ------          -------
  1,099.7           289.7           619.4          169.5        2,178.3         437.2          5,098.8
  -------           -----           -----          -----        -------        ------          -------
     37.6            14.0            12.5           18.3           82.4           1.2            303.0
     50.5            14.9            25.3           11.4          102.1           6.2            254.8
  1,202.2           122.0           233.9           76.4        1,634.5          (2.9)         5,819.7


  1,273.5           637.0           611.1          306.0        2,827.6         (48.5)         6,561.5
  -------           -----           -----          -----        -------        ------          -------
    101.7            55.7            64.6           38.1          260.1             -            589.5
     (1.6)           (1.5)           (5.9)           (.2)          (9.2)            -            (31.3)
        -               -               -              -              -         (83.6)           (83.6)
        -               -               -              -              -         (47.8)           (47.8)
  -------           -----           -----          -----        -------        ------          -------
    100.1            54.2            58.7           37.9          250.9        (131.4)           426.8
  -------           -----           -----          -----        -------        ------          -------
  1,024.9           257.4           424.4          162.4        1,869.1          (4.5)         3,758.8
     63.2            25.0           225.9            6.6          320.7             -            876.1
        -               -               -              -              -         515.3            515.3
  -------           -----           -----          -----        -------        ------          -------
  1,088.1           282.4           650.3          169.0        2,189.8         510.8          5,150.2
  -------           -----           -----          -----        -------        ------          -------
     75.2            14.4            16.1           17.8          123.5           1.2            335.4
     44.6            14.8            25.8           10.7           95.9           6.4            229.8
  1,130.3           112.5           199.0           75.1        1,516.9          (6.6)         4,979.7


  1,220.4           618.7           458.4          276.9        2,574.4         (38.9)         5,628.7
  -------           -----           -----          -----        -------        ------          -------
     82.7            71.4            41.8           35.9          231.8             -            473.1
     (1.9)           (1.3)           (3.8)           (.2)          (7.2)            -            (29.9)
        -               -               -              -              -         (75.2)           (75.2)
        -               -               -              -              -         (25.8)           (25.8)
  -------           -----           -----          -----        -------        ------          -------
     80.8            70.1            38.0           35.7          224.6        (101.0)           342.2
  -------           -----           -----          -----        -------        ------          -------
    954.7           248.0           409.6          160.6        1,772.9         (37.7)         3,312.2
     65.4            19.1           204.4            6.8          295.7             -            852.1
        -               -               -              -              -         543.1            543.1
  -------           -----           -----          -----        -------        ------          -------
  1,020.1           267.1           614.0          167.4        2,068.6         505.4          4,707.4
  -------           -----           -----          -----        -------        ------          -------
     85.4            15.3            11.3           10.0          122.0           1.8            288.2
     44.7            13.9            20.2           10.3           89.1           9.5            206.6
  1,076.4           115.9           234.0           91.2        1,517.5          (9.1)         3,436.2

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company hedges exposures to potential foreign exchange gains and losses arising on future changes in currency exchange rates. None of these hedging activities are considered material. Information relating to financial instruments is included in Note M to the financial statements of this Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
Report of Independent Accountants - Price Waterhouse LLP
Consolidated Statements of Earnings - Years Ended October 31, 1997, 1996
and 1995
Consolidated Balance Sheets - October 31, 1997 and 1996
Consolidated Statements of Shareholders' Equity - Years Ended October 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows - Years Ended October 31, 1997, 1996
and 1995
Note A - Basis of Presentation, Summary of Significant Accounting Policies and Accounting Change
Note B - Joint Ventures, Acquisitions and Asset Sale
Note C - Unconsolidated Affiliated Companies
Note D - Cash Flow Data
Note E - Income Taxes
Note F - Short-Term Debt
Note G - Long-Term Debt
Note H - Employee Incentive Plans
Note I - Capital Shares
Note J - Commitments and Contingencies
Note K - Postretirement Benefits
Note L - Supplementary Information, Special Charges and Credits
Note M - Financial Instruments
Note N - Information by Industry Segment and Geographic Area (Information is
         included in Item 7. of this report.)
Note O - Baroid Financial Information
Note P - Quarterly Financial Data (Unaudited)

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






G. H. Juetten, Senior Vice President and               K. J. Kotara, Controller
    Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Shareholders of Dresser Industries, Inc.

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 14(a)(1) and (2) and 14(d) on page F-2 present fairly, in all material respects, the financial position of Dresser Industries, Inc. and its subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, effective as of November 1, 1994.





PRICE WATERHOUSE LLP

Dallas, Texas
November 26, 1997

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                      YEARS ENDED OCTOBER 31,
                                                -----------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                1997          1996        1995
                                                ---------    ---------   ---------
Sales                                           $ 4,245.6    $ 3,867.9   $ 3,428.6
Service revenues                                  3,173.5      2,665.3     2,184.0
Share of earnings of unconsolidated affiliates       38.8         28.3        16.1
                                                ---------    ---------   ---------
  Total revenues                                  7,457.9      6,561.5     5,628.7
                                                ---------    ---------   ---------

Cost of sales                                     2,948.3      2,754.7     2,431.6
Cost of services                                  2,813.5      2,333.4     1,926.3
                                                ---------    ---------   ---------
  Total costs of sales and services               5,761.8      5,088.1     4,357.9
                                                ---------    ---------   ---------

  Gross earnings                                  1,696.1      1,473.4     1,270.8

Selling, engineering, administrative
 and general expenses                            (1,087.9)      (988.1)     (909.1)
Special charges and credits                          (7.6)           -           -

Other income (deductions)
  Interest expense                                  (68.6)       (60.5)      (47.4)
  Interest earned                                    10.2         12.7        21.6
  Other, net                                          4.6        (10.7)        6.3
                                                ---------    ---------   ---------

  Earnings before income taxes and
    other items below                               546.8        426.8       342.2

Income taxes                                       (191.4)      (145.1)     (109.3)
Minority interest                                   (37.4)       (24.2)      (19.8)
                                                ---------    ---------   ---------

  Earnings before accounting change                 318.0        257.5       213.1
Cumulative effect of accounting change                  -            -       (16.0)
                                                ---------    ---------   ---------

  Net earnings                                  $   318.0    $   257.5   $   197.1
                                                ---------    ---------   ---------
                                                ---------    ---------   ---------

Earnings per common share
  Earnings before accounting change             $    1.81    $    1.44   $    1.17
  Cumulative effect of accounting change                -            -        (.09)
                                                ---------    ---------   ---------
  Net earnings                                  $    1.81    $    1.44   $    1.08
                                                ---------    ---------   ---------
                                                ---------    ---------   ---------
Average common shares outstanding                   175.7        179.3       182.8


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          OCTOBER 31,
                                                     --------------------
IN MILLIONS                                            1997        1996
ASSETS                                               --------    --------

Current Assets
  Cash and cash equivalents                          $  162.8    $  232.4

  Notes and accounts receivable                       1,202.0     1,173.8
  Less allowance for doubtful receivables                20.2        21.7
                                                     --------    --------
                                                      1,181.8     1,152.1

Inventories
  Finished products and work in process                 783.2       699.4
  Raw materials and supplies                            189.1       214.2
                                                     --------    --------
                                                        972.3       913.6

  Deferred income taxes                                  96.0        83.8
  Prepaid expenses                                       58.7        87.6
                                                     --------    --------
      Total Current Assets                            2,471.6     2,469.5
                                                     --------    --------

Investments in and receivables from unconsolidated
  affiliates                                            320.3       182.5
Goodwill less accumulated amortization of $151.4
  in 1997 and $141.7 in 1996                            803.7       870.6
Deferred income taxes                                   181.7       184.0
Other assets                                            217.8       181.2


Property, Plant and Equipment, at cost
  Land and land improvements                             73.3        98.4
  Buildings                                             431.9       473.5
  Machinery and equipment                             2,152.8     2,264.8
                                                     --------    --------
                                                      2,658.0     2,836.7
  Less accumulated depreciation                       1,554.3     1,574.3
                                                     --------    --------
      Total Properties, net                           1,103.7     1,262.4
                                                     --------    --------
      Total Assets                                   $5,098.8    $5,150.2
                                                     --------    --------
                                                     --------    --------

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             OCTOBER 31,
                                                         ---------------------
IN MILLIONS                                                1997         1996
LIABILITIES AND SHAREHOLDERS' EQUITY                     --------     --------

Current Liabilities
  Short-term debt and current portion of long-term debt $   48.1     $   86.0
  Accounts payable                                         566.0        570.6
  Contract advances                                        334.6        459.8
  Accrued compensation and benefits                        253.8        250.4
  Accrued warranty costs                                    56.6         51.4
  Income taxes                                             122.1        111.3
  Other accrued liabilities                                306.2        332.3
                                                        --------     --------
      Total Current Liabilities                          1,687.4      1,861.8
                                                        --------     --------
Long-Term Debt                                             758.0        756.3
Employee Retirement Benefit Obligations                    622.3        676.3
Deferred Compensation, Insurance Reserves and
  Other Liabilities                                        155.2        118.0
Minority Interest                                          143.7        155.6

Commitments and Contingencies

Shareholders' Equity
  Preferred shares, 10 million authorized                      -            -
  Common shares, $0.25 par value
    Authorized: 400 million
    Issued: 184.9 million                                   46.2         46.2
  Capital in excess of par value                           452.8        454.8
  Retained earnings                                      1,615.8      1,420.8
  Cumulative translation adjustment                       (112.2)       (81.5)
  Pension liability adjustment                              (3.9)        (6.9)
                                                        --------     --------
                                                         1,998.7      1,833.4
  Less treasury shares, at cost                            266.5        251.2
                                                        --------     --------
    Total Shareholders' Equity, net                      1,732.2      1,582.2
                                                        --------     --------
  Total Liabilities and Shareholders' Equity            $5,098.8     $5,150.2
                                                        --------     --------
                                                        --------     --------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 YEARS ENDED OCTOBER 31,
                                            ---------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA            1997         1996        1995
                                            --------     --------    --------
COMMON SHARES, PAR VALUE
 Beginning of year                          $   46.2     $   46.1    $   46.0
 Shares issued pursuant to stock
  warrant agreement                                -           .1           -
 Shares issued under benefit and
  dividend reinvestment plans                      -            -          .1
                                            --------     --------    --------
 End of year                                $   46.2     $   46.2    $   46.1
                                            --------     --------    --------
                                            --------     --------    --------
CAPITAL IN EXCESS OF PAR VALUE
 Beginning of year                          $  454.8     $  451.6    $  448.6
 Shares issued pursuant to stock
  warrant agreement                                -          7.8           -
 Shares issued under benefit and
  dividend reinvestment plans                   (2.0)        (4.6)        3.0
                                            --------     --------    --------
 End of year                                $  452.8     $  454.8    $  451.6
                                            --------     --------    --------
                                            --------     --------    --------
RETAINED EARNINGS
 Beginning of year                          $1,420.8     $1,285.4    $1,212.6
 Net earnings                                  318.0        257.5       197.1
 Dividends on common shares                   (123.0)      (122.1)     (124.3)
                                            --------     --------    --------
 End of year                                $1,615.8     $1,420.8    $1,285.4
                                            --------     --------    --------
                                            --------     --------    --------
CUMULATIVE TRANSLATION ADJUSTMENTS
 Beginning of year                          $  (81.5)    $  (76.7)   $  (63.1)
 Translation rate changes                      (30.7)        (4.8)      (13.6)
                                            --------     --------    --------
 End of year                                $ (112.2)    $  (81.5)   $  (76.7)
                                            --------     --------    --------
                                            --------     --------    --------
PENSION LIABILITY ADJUSTMENT
 Beginning of year                          $   (6.9)    $   (7.0)   $   (7.6)
 Current year adjustment                         3.0           .1          .6
                                            --------     --------    --------
 End of year                                $   (3.9)    $   (6.9)   $   (7.0)
                                            --------     --------    --------
                                            --------     --------    --------
TREASURY SHARES, AT COST
 Beginning of year                          $ (251.2)    $  (42.6)   $   (4.2)
 Shares purchased                              (41.9)      (228.1)      (46.8)
 Shares issued under benefit and
  dividend reinvestment plans                   26.6         19.5         8.4
                                            --------     --------    --------
 End of year                                $ (266.5)    $ (251.2)   $  (42.6)
                                            --------     --------    --------
                                            --------     --------    --------
TOTAL SHAREHOLDERS' EQUITY, END OF YEAR     $1,732.2     $1,582.2    $1,656.8
                                            --------     --------    --------
                                            --------     --------    --------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED OCTOBER 31,
                                            ---------------------------------
IN MILLIONS                                   1997         1996        1995
                                            --------     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                               $ 318.0      $ 257.5     $ 197.1
                                            -------      -------     -------
Adjustments to reconcile net earnings to cash
 flow provided by operating activities:
  Depreciation and amortization               254.8        229.8       206.6
  Cumulative effect of accounting change          -            -        16.0
  Earnings from unconsolidated affiliates     (38.8)       (28.3)      (16.1)
  Dividends and advances from
   unconsolidated affiliates                   18.9         37.0        23.0
  Minority interest provision                  37.4         24.2        19.8
  Changes in contract advances               (115.7)       131.3        56.3
  Changes in working capital                 (208.5)      (239.5)      (83.6)
  Other, net                                   18.8          0.2         8.1
                                            -------      -------     -------
    Total adjustments                         (33.1)       154.7       230.1
                                            -------      -------     -------
  Net cash provided by operating activities   284.9        412.2       427.2
                                            -------      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (303.0)      (335.4)     (288.2)
 Business acquisitions                         (3.6)       (32.2)     (325.7)
 Cash of acquired businesses                     -           3.3         8.6
 Proceeds from Sub Sea assets sale            102.0            -
 Other (primarily proceeds from
    disposal of assets)                        18.0         14.6        35.6
                                            -------      -------     -------
  Net cash used by investing activities      (186.6)      (349.7)     (569.7)
                                            -------      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt                       -        295.5           -
 Purchase of common shares for Treasury       (41.9)      (228.1)      (46.8)
 Dividends paid                              (123.0)      (122.1)     (124.3)
 Increase (decrease) in short-term debt       (31.2)       (45.6)       58.2
 Increase (decrease) in long-term debt          1.7         (3.0)      (16.8)
 Sale/issuance of common shares                22.2         20.7         7.3
                                            -------      -------     -------
  Net cash used by financing activities      (172.2)       (82.6)     (122.4)
                                            -------      -------     -------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH       4.3          3.8        (1.4)
                                            -------      -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS     (69.6)       (16.3)     (266.3)

CASH AND CASH EQUIVALENTS:
 Beginning of year                            232.4        248.7       515.0
                                            -------      -------     -------
 End of year                                $ 162.8      $ 232.4     $ 248.7
                                            -------      -------     -------
                                            -------      -------     -------

            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGE

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

LONG-TERM CONTRACTS

Consistent with industry practice, service revenues and cost of services include the value of materials, equipment and labor contracts furnished by customers and for which the Company is responsible for the ultimate acceptability of performance of the project based on such material, equipment and labor. The value of such items was $155.8 million, $239.6 million and $138.3 million for the years ended October 31, 1997, 1996 and 1995, respectively.

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

Inventories on the LIFO method were $146.2 million and $118.4 million at October 31, 1997 and 1996, respectively. Under the average cost method, inventories would have increased by $97.4 million and $99.0 million at October 31, 1997 and 1996, respectively.

Inventories are stated net of progress payments received on contracts of $121.2 million and $118.5 million at October 31, 1997 and 1996, respectively.

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGE (CONTINUED)

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

Goodwill that is identified with impaired assets, if any, will be evaluated using undiscounted future cash flows as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). To the extent impairment is indicated to exist, an impairment loss will be recognized under SFAS 121 based on fair value. Otherwise, in the event facts and circumstances indicate the carrying amount of goodwill associated with an acquisition is impaired, the carrying amount will be reduced to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

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

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGE (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123). The Company has elected not to adopt the accounting recognition provisions of SFAS No. 123 and, as permitted, will continue to use the accounting method established by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) to account for its stock-based compensation programs. The Company has adopted SFAS No. 123 by making the required pro forma disclosures of net earnings and net earnings per share as if the fair value method of accounting under SFAS No. 123 has been applied. (See Note H - Employee Incentive Plans.)

FUTURE REPORTING REQUIREMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
130), and Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131). The Company must adopt the provisions of SFAS 128 beginning in fiscal year 1998 and the provisions of SFAS 130 and SFAS 131 in fiscal year 1999.

SFAS 128 establishes standards for computing and presenting earnings per share by simplifying the existing standards found in APB Opinion No. 15, EARNINGS PER SHARE. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Company does not expect the adoption of SFAS 128 to have a material effect on the computation and presentation of earnings per share from the method currently followed by the Company.

SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company expects to comply with the standards of SFAS 130 in the Consolidated Statements of Shareholders' Equity, when adopted.

SFAS 131 requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the impact of adopting SFAS 131 on the way it currently reports segment information.

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - JOINT VENTURES, ACQUISITIONS AND ASSET SALE

JOINT VENTURES

Effective February 29, 1996, the Company entered into an agreement to form a joint venture with Shaw Industries Ltd. (Shaw) by contributing its Bredero Price assets and Shaw contributing its Shaw Pipe Protection assets on a worldwide basis. During the fourth quarter of 1997, the Company and Shaw agreed to a long-term extension of their strategic pipe coating alliance, Bredero-Shaw. In connection with the new agreement, Shaw agreed to pay the Company $50 million over a four-year period. This transaction resulted in a fourth quarter pretax gain of $41.7 million which is reported in the Statement of Earnings in the caption "Special Charges and Credits". For balance sheet purposes, as of October 31, 1997 the Company deconsolidated Bredero-Shaw and accounted for its 50% interest in the joint venture as an equity investment. The Company will include its share of equity earnings in the results of operations beginning November 1, 1998 under the equity method.

ACQUISITIONS

The Company acquired several small businesses during 1997 and 1996 for $3.6 million and $32.2 million, respectively. These businesses did not have a significant effect on revenues or earnings.

During fiscal 1995, the Company acquired Subtec Asia Ltd., a Sharjah, United Arab Emirates company, which provides underwater technology services primarily to the offshore oil and gas industry, for $37.6 million in cash
including repayment of debt.   On May 2, 1995, the Company acquired North Sea
Assets P.L.C., the remotely operated vehicle business of NSA/HMB Group, for approximately $30.4 million in cash. On May 1, 1995, the Company acquired the assets of Wellstream Company L.P., which was engaged in the production of high pressure flexible pipe and riser systems, for $62.4 million in cash, including repayment of debt. Also, the Company acquired the assets of Energy Coatings Company on May 5, 1995, and Pipeline Coating, Inc. on July 1, 1995, for a total of approximately $13.6 million in cash. These last two companies perform pipe coating services.

Effective May 31, 1995, the Company acquired all the outstanding shares of Grove S.p.A. (Grove), an Italian corporation, for $162.7 million in cash, including repayment of debt. Grove is a multinational company engaged in the production of oilfield valves and regulators.

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

ASSET SALE

In June 1997, the Company sold certain assets of its SubSea operations to Global Industries, Ltd. for $102.0 million cash. The Company recognized a loss of $6.3 million (net of tax of $3.4 million) on the sale.

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates and the nature and extent of these investments change over time. A summary of the impact of these investments on the consolidated financial statements follows (in millions):

                                                   1997       1996      1995
                                                  ------     ------    -----
Share of earnings of  unconsolidated affiliates
  Ingersoll-Dresser Pump Company                  $ 29.4     $ 22.1    $13.2
  Bufete Industriale, S.A. de C.V.                     -          -     (5.2)
  Other affiliates                                   9.4        6.2      8.1
                                                  ------     ------    -----
                                                  $ 38.8     $ 28.3    $16.1
                                                  ------     ------    -----
                                                  ------     ------    -----
Dividends received                                $  7.3     $  8.2    $ 7.4
                                                  ------     ------    -----
                                                  ------     ------    -----
Advances received                                 $ 11.6     $ 28.8    $15.6
                                                  ------     ------    -----
                                                  ------     ------    -----


                                                     OCTOBER 31,
                                                  -----------------
                                                   1997       1996
                                                  ------     ------
Investments in and receivables from
  unconsolidated affiliates
    Ingersoll-Dresser Pump Company                $133.2     $132.5
    Bredero-Shaw                                   139.0          -
    Other affiliates                                48.1       50.0
                                                  ------     ------
                                                  $320.3     $182.5
                                                  ------     ------
                                                  ------     ------


The Company's share of earnings for Ingersoll-Dresser Pump Company is before income taxes and includes adjustments made by the Company for differences in the timing of adoption of an accounting change and for expenses retained by the Company.

In the fourth quarter of 1995, The M. W. Kellogg Company (a wholly-owned subsidiary) sold a portion of its interest in its Mexican affiliate, Bufete Industriale, S.A. de C.V., and recognized a gain of $7.5 million. As a result of the sale, Kellogg's ownership interest fell below 20%. Thereafter, Kellogg accounted for its investment on the cost method rather than the equity method used before the sale. Separately, Kellogg entered into a derivative transaction with the purchasers of the Bufete shares. The derivative agreement is based on the $20.4 million price of the shares sold. On the settlement date of October 30, 1998, the Company will receive or make a cash payment equal to the increase or decrease, respectively, in the value of the shares sold. The estimated effect of the agreement will be accrued during the term of the agreement. As of October 31, 1997, the carrying value of the derivative was not significant and the fair value approximated the carrying value. The counterparties to the derivative are high quality institutions, and the Company believes that they are not significant credit risks. Kellogg has the right of first refusal should the purchasers want to sell the shares.

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CASH FLOW DATA

Cash and cash equivalents include cash on hand and investments with maturities of three months or less at time of original purchase.
Supplemental information about cash payments is as follows (in millions):

                                               1997      1996       1995
                                             -------    -------    ------
     Cash payments for income taxes          $ 142.2    $ 155.6    $ 82.6
                                             -------    -------    ------
                                             -------    -------    ------
     Cash payments for interest on debt      $  70.9    $  51.2    $ 46.1
                                             -------    -------    ------
                                             -------    -------    ------


Working capital changes on the Consolidated Statements of Cash Flows were as follows (in millions):

                                               1997      1996       1995
                                             -------    -------    ------
 (Increase) in receivables                   $(107.9)   $(145.3)   $(71.2)
 (Increase) in inventories                    (103.0)    (101.5)    (89.2)
 (Increase) decrease in deferred taxes and
   prepaid expenses                              1.2        5.4     (33.3)
 Increase (decrease) in accrued
   liabilities and accounts payable            (13.1)      19.2      95.0
 Increase (decrease) in income taxes payable    14.3      (17.3)     15.1
                                             -------    -------    ------
                                             $(208.5)   $(239.5)   $(83.6)
                                             -------    -------    ------
                                             -------    -------    ------

                DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES

The domestic and foreign components of earnings before income taxes consist of the following (in millions):

                                           1997       1996       1995
                                          ------     ------     ------
  Domestic                                $241.6     $267.0     $177.8
  Foreign                                  305.2      159.8      164.4
                                          ------     ------     ------
   Total earnings before income taxes     $546.8     $426.8     $342.2
                                          ------     ------     ------
                                          ------     ------     ------

The components of the provision for income taxes are as follows (in millions):

                                           1997       1996       1995
                                          ------     ------     ------
  Current
    U.S. Federal                          $ 80.7     $ 84.3     $ 52.1
    State                                    8.3        7.1        3.7
    Foreign                                109.2       43.3       48.3
                                          ------     ------     ------
                                           198.2      134.7      104.1
                                          ------     ------     ------
  Deferred
    U.S. Federal                            (6.7)      (3.0)      (5.7)
    Foreign                                  (.1)      13.4       10.9
                                          ------     ------     ------
                                            (6.8)      10.4        5.2
                                          ------     ------     ------
      Total income tax provision          $191.4     $145.1     $109.3
                                          ------     ------     ------
                                          ------     ------     ------

The Company has not provided U.S. federal income and foreign withholding taxes on $805 million of non-U.S. subsidiaries' undistributed earnings as of October 31, 1997, because such earnings are intended to be reinvested indefinitely to finance foreign operations and expansion. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability. When the Company identifies exceptions to the general reinvestment policy, additional taxes are provided.

The following is a reconciliation of income taxes at the U.S. Federal income tax rate of 35% to the effective provision for income taxes reflected in the Consolidated Statements of Earnings (in millions):

                                                    1997       1996       1995
                                                   ------     ------     ------
Provision for income taxes at statutory rates      $191.4     $149.4     $119.8
Net tax benefits of foreign dividends
 and foreign tax credit carry forwards                (.8)     (10.1)      (5.3)
Foreign losses not benefited                          3.9        9.6        5.6
Foreign taxes less than U.S. rate on
 foreign earnings                                    (6.5)      (7.4)      (6.9)
Non-deductible goodwill amortization                 11.1        8.3        7.1
Book/tax basis differential of acquired property        -       (5.4)         -
Change in valuation allowance attributable to:
  Foreign net operating losses                       (5.5)      (3.5)      (6.3)
  Utilization of capital losses                         -          -       (2.8)
State and local income taxes, net of
 U.S. Federal income tax benefit                      5.4        4.1        2.4
Other                                                (7.6)        .1       (4.3)
                                                   ------     ------     ------
 Provision for income taxes                        $191.4     $145.1     $109.3
                                                   ------     ------     ------
                                                   ------     ------     ------

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

The deferred income tax provisions (credits) relate to the following (in millions):

                                                      1997     1996     1995
                                                     ------   ------   ------
 Postretirement benefits                             $  7.7   $  4.1   $  4.6
 Increase (decrease) in valuation allowance on
   temporary differences                              (11.5)     4.6     (9.1)
 Other items including warranty, insurance and
   similar accruals                                    (3.0)     1.7      9.7
                                                     ------   ------   ------
     Total deferred taxes                            $ (6.8)  $ 10.4   $  5.2
                                                     ------   ------   ------
                                                     ------   ------   ------

The components of the net deferred tax asset as of October 31, were as follows (in millions):

                                                               1997     1996
                                                              ------   ------
 Deferred tax asset:
  Postretirement and postemployment benefits                  $193.6   $201.3
  Long-term contracts                                           18.9     18.2
  Warranty reserves                                              8.4      9.7
  Inventory                                                     23.0     21.6
  Insurance reserves                                            33.1     33.7
  Deferred compensation                                         24.0     19.4
  Net operating loss carryforwards                              10.9     24.6
  Other items                                                   20.1     27.0
  Valuation allowance                                           (5.9)   (17.4)
                                                              ------   ------
     Total deferred tax asset                                  326.1    338.1
                                                              ------   ------
 Deferred tax liability:
  Depreciation and amortization                                (48.4)   (64.6)
  Other items                                                      -     (5.7)
                                                              ------   ------
     Total deferred tax liability                              (48.4)   (70.3)
                                                              ------   ------
 Net deferred tax asset                                       $277.7   $267.8
                                                              ------   ------
                                                              ------   ------

At October 31, 1997, the Company had foreign operating loss carryforwards of approximately $20 million that had not been benefited. The tax benefit of these losses is recorded as a deferred tax asset and offset with a corresponding valuation allowance. These losses are available to reduce the future tax liabilities of their respective foreign entities. Approximately $10 million of these losses will carry forward indefinitely while the remaining losses expire at various dates from 1998 to 2007.

The net change of $11.5 million in 1997 in the valuation allowance for deferred tax assets relates to decreases in the valuation allowance for foreign losses.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - SHORT-TERM DEBT

Short-term debt at October 31, 1997, consists of $47.8 million of foreign bank loans including amounts drawn against overdraft facilities. The foreign bank loans are primarily in foreign currencies and are at negotiated interest rates.

As of October 31, 1997, the Company had $280.0 million unused and available short-term committed U.S. bank lines of credit. Such lines provide for borrowings at negotiated interest rates for a high quality industrial company. The lines of credit may be terminated at the option of the banks or the Company.

As of October 31, 1997, loan arrangements had been established with banks outside the United States under which the Company's foreign subsidiaries may borrow on an overdraft and short-term note basis. At October 31, 1997, the amount unused and available under these arrangements aggregated $363.8 million.

NOTE G - LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):

                                                       OCTOBER 31,
                                                  --------------------
                                                   1997          1996
                                                  ------        ------

    Notes, 6.25%, due 2000                       $ 300.0       $ 300.0
    Debentures, 7.60%, due 2096                    300.0         300.0
    Senior notes, 8%, due 2003                     149.5         149.3
    Other loan agreements                            8.8           8.6
                                                 -------       -------
                                                   758.3         757.9
    Less portion due within one year                  .3           1.6
                                                 -------       -------
                                                 $ 758.0       $ 756.3
                                                 -------       -------
                                                 -------       -------

NOTE H - EMPLOYEE INCENTIVE PLANS

STOCK COMPENSATION PLAN

Dresser's 1992 Stock Compensation Plan includes a Stock Option Program, a Restricted Incentive Stock Program and a Performance Stock Unit Program.

The Stock Option Program provides for the granting of options to officers and key employees for purchase of the Company's common shares. The Plan is administered by the Executive Compensation Committee of the Board of Directors, whose members are not eligible for grants under the Plan. No option can be for a term of more than ten years from date of grant. The option price is recommended by the committee, but cannot be less than 100% of the average of the high and low prices of the shares on the New York Stock Exchange on the day the options are granted. The option price for 550,391 shares granted from 1993 through 1995 and still outstanding include prices that increase on the annual anniversary dates of grants.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - EMPLOYEE INCENTIVE PLANS (CONTINUED)

STOCK COMPENSATION PLAN (CONTINUED)

Changes in outstanding options under the Stock Option Program during the three years ended October 31, 1997 and options exercisable at October 31, 1997 are as follows:

  Outstanding at October 31, 1994                            3,052,952
    Granted at $19.313 to $23.00                               474,737
    Exercised at $3.57 to $23.04                              (414,082)
    Canceled or expired                                        (29,470)
                                                            -----------
  Outstanding at October 31, 1995                            3,084,137
    Granted at $21.75 to $28.375                               768,423
    Exercised at $3.57 to $23.88                              (730,458)
                                                            -----------
  Outstanding at October 31, 1996                            3,122,102
    Granted at $30.6875 to $45.4063                          1,049,799
    Exercised at $3.57 to $28.437                           (1,020,154)
    Canceled or expired                                        (70,260)
                                                            -----------
  Outstanding at October 31, 1997                            3,081,487
                                                            -----------
                                                            -----------
  Exercisable at October 31, 1997 at $3.57 to $35.875        2,061,245
                                                            -----------
                                                            -----------

At October 31, 1997 a total of 6.3 million Dresser common shares were reserved for granting of future options under the 1992 plan.

The Company applies APB 25 in accounting for its Stock Option Program described above. The option price under the Stock Option Program equals or exceeds the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's Stock Option Program been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                   1997           1996
                                                 -------        -------

Net earnings             As reported             $ 318.0        $ 257.5
                         Pro forma               $ 312.7        $ 254.7

Net earnings per share   As reported             $  1.81        $  1.44
                         Pro forma               $  1.78        $  1.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1997 and 1996, respectively: dividend yield of 2.72%, expected volatility of 22.8% and 23.1%, risk-free interest rates of 6.38% and 5.84%, and expected lives of 6.5 years.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - CAPITAL SHARES

Changes in issued common shares during the three years ended October 31, 1997 are as follows (in thousands):

 Shares at October 31, 1994                               184,048
   Issued under benefit and dividend reinvestment plans       418
                                                          -------
 Shares at October 31, 1995                               184,466
   Issued pursuant to stock warrant agreement                 400
                                                          -------
 Shares at October 31, 1996                               184,866
                                                          -------
 Shares at October 31, 1997                               184,866
                                                          -------
                                                          -------

Changes in common shares held in treasury during the three years ended October 31, 1997 are as follows (in thousands):

 Treasury shares at October 31, 1994                          196
   Shares purchased                                         2,327
   Issued under benefit and dividend reinvestment plans      (413)
                                                           -------
 Treasury shares at October 31, 1995                        2,110
   Shares purchased                                         8,163
   Issued under benefit and dividend reinvestment plans    (1,026)
                                                           -------
 Treasury shares at October 31, 1996                        9,247
   Shares purchased                                         1,399
   Issued under benefit and dividend reinvestment plans    (1,363)
                                                           -------
 Treasury shares at October 31, 1997                        9,283
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

The Rights may be redeemed by the Company for $0.01 per Right until the tenth day after a person or group has obtained beneficial ownership of 15% or more of the Company's Common Stock (or such later date as the Continuing Directors may determine).

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

The purchasers of the Company's former hand tool division sued the Company for fraud in connection with the October 1983 transaction. In May 1994, the jury returned a verdict awarding the plaintiffs $4.0 million in compensatory damages and $50.0 million in punitive damages. On October 13, 1994, the Court ordered a reduction of damages from $54.0 million to $12.0 million. On October 15, 1996, the Court of Appeals issued its decision reversing the trial court's decision as to compensatory and punitive damages and remanding the case for a new trial on damages. On remand, the trial court ordered that the new trial contemplated by the appellate decision be limited to compensatory damages only, despite the express statement that punitive damages were also reversed, and decided that the court would review the original punitive damages verdict after the retrial on compensatory damages. Dresser disagrees with this interpretation of the appellate decision and believes that the trial court erred as a matter of law. Nevertheless, Dresser is preparing to defend itself vigorously at the new trial on compensatory damages which is set for April 20, 1998, and throughout the post-trial review process.

Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with these matters. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

ASBESTOSIS LITIGATION

The Company has approximately 66,000 pending claims, reflecting approximately 22,000 new claims opened in fiscal 1997 and 25,000 claims closed in fiscal 1997, in which it is alleged that third parties sustained injuries and damages resulting from the inhalation of asbestos fibers in products manufactured by the Company.

Of the pending claims, approximately 10,000 allege injury as a result of exposure to asbestos contained in refractory products. The Company has entered into an agreement with its insurance carriers on these claims that currently covers 71% of its fees, expenses and indemnity payments. A lawsuit has been filed against certain of the Company's excess carriers, which, if successful, would raise the amount to 82%. During the fiscal year, there were approximately 1,200 new claims filed or identified and approximately 6,500 claims were tried, settled or summarily disposed for a gross cost of $14.4 million ($4.2 million after insurance recoveries), including legal fees, expenses and indemnity payments. Since 1976, the Company has tried, settled or summarily disposed of approximately 24,000 claims for a gross cost of $53.5 million ($15.5 million after insurance recoveries), including legal fees, expenses and indemnity payments. Management has no reason to believe the carriers will not be able to meet their share of the obligations under the agreement. The Company has provided for the estimated exposure, based upon past experience, of the open claims. Refractory product claims subsequent to July 31, 1992, are the responsibility of Harbison-Walker Refractories Company (formerly INDRESCO Inc.) pursuant to an agreement entered into at the time of the spin-off of INDRESCO by the Company.

Of the 56,000 non-refractory claims, substantially all are covered, in whole or in part, by various agreements with insurance carriers. Because these agreements for claims are governed by exposure dates and payment types, the covered amount varies by individual claim. During the fiscal year, there were approximately 20,500 new claims filed, and approximately 18,400 claims were tried, settled or summarily disposed for a gross cost of $5.5 million ($4.2 million after insurance recoveries from signed agreements), including legal fees, expenses and indemnity

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ASBESTOSIS LITIGATION (CONTINUED)

payments. Since 1976, the Company has tried, settled or summarily disposed of approximately 63,800 claims for a gross cost of $20.8 million ($12.6 million after insurance recoveries from signed agreements), including legal fees, expenses and indemnity payments. A lawsuit has been filed against a group of insurance carriers seeking to recover indemnity costs for a portion of these claims, and the Company is in negotiation with those carriers. The Company expects to recover additional amounts from those carriers which will further reduce the amounts incurred. There is no guarantee that the amount covered by insurance under any future agreements will be similar to prior agreements.

Included in the 66,000 pending claims at October 31, 1997, are approximately 24,400 settlements that are still carried as pending until all releases are signed. Resolution of these claims will reduce the number of pending claims at October 31, 1997, by approximately 16% for refractory product claims and 41% for non-refractory product claims.

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

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

QUANTUM CHEMICAL LITIGATION

In October 1992 Quantum Chemical Corporation ("Quantum") brought suit against the Company's wholly-owned subsidiary, The M. W. Kellogg Company ("Kellogg"), alleging that Kellogg negligently failed to provide an adequate design for an ethylene facility which Kellogg designed and constructed for Quantum and fraudulently misrepresented the state of development of its Millisecond Furnace technology to be used in the facility. Quantum sought $200 million in actual damages and twice that amount in punitive damages. Kellogg answered denying the claim and filed a counterclaim against Quantum alleging libel, slander, breach of contract and fraud. The case was tried during 1995. On November 30, 1995, the jury returned a verdict finding that there was no fraud on the part of Kellogg, that Quantum's claim was barred by the statute of limitations, that Quantum is liable for $4.3 million in breach of contract damages, that Quantum is liable for $4.1 million in damages for theft of trade secrets, and that Quantum is liable for $3.0 million of Kellogg's legal fees. Quantum appealed the judgment. The parties have argued the case before the State Intermediate Court of Appeals and were awaiting the Court's decision. While the case was being reviewed by the State Intermediate Court of Appeals, the parties involved agreed to a settlement.

ENVIRONMENTAL MATTERS

The Company has been preliminarily identified as a potentially responsible party in 100 Superfund sites. Primary responsibility for nine of these sites was assumed by Global Industrial Technologies Inc. and there is joint responsibility at three sites. The Company has entered into settlements at 36 sites at a total cost of less than $2 million. Upon evaluation of the information concerning the sites, the Company determined that it is not a responsible party and had no liability at 26 sites. Based on the Company's historical experience with similar claims and management's understanding of the facts and circumstances, management determined that the resolution of liability at the 29 remaining sites will be reached without material effect on the Company's financial position or results of operations.

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

OTHER COMMITMENTS

Total rental and lease expense charged to earnings was $124.3 million in 1997, $107.0 million in 1996 and $103.4 million in 1995. At October 31, 1997, the aggregate minimum annual obligations under noncancelable leases were: $75.6 million for 1998; $49.1 million for 1999; $36.3 million for 2000; $27.7 million for 2001; $22.5 million for 2002 and $57.1 million for all subsequent years. The lease obligations related primarily to general and sales office space and warehouses.

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

During 1997, the Company adopted amendments to eliminate certain postretirement medical benefit programs. These amendments resulted in a curtailment gain of $11.2 million, including $8.4 million at Dresser-Rand Company.

The net periodic postretirement benefit expense and the actual benefits paid were as follows (in millions):

                                                   1997      1996      1995
                                                  ------    ------    ------

  Service cost for benefits earned                $  3.9    $  4.2    $  4.2
  Interest cost on accumulated postretirement
    benefit obligation                              27.8      29.3      29.7
  Net amortization of unrecognized gain,
    including curtailment gain                     (28.8)    (19.2)    (18.5)
                                                  ------    ------    ------
  Net periodic postretirement benefit expense     $  2.9    $ 14.3    $ 15.4
                                                  ------    ------    ------
                                                  ------    ------    ------
  Actual benefits paid                            $ 24.9    $ 24.6    $ 25.3
                                                  ------    ------    ------
                                                  ------    ------    ------

The liability of the plans at October 31 was as follows (in millions):

                                                             1997      1996
                                                            ------    ------
     Actuarial present value of accumulated
      postretirement benefit obligation:
        Retirees                                            $243.5    $253.3
        Fully eligible active plan participants               53.6      53.8
        Other active plan participants                        53.5      65.8
                                                            ------    ------
         Total accumulated postretirement benefit
          obligation                                         350.6     372.9
       Unamortized gains from plan amendments                155.5     158.8
       Unrecognized net gain                                  91.3      92.0
                                                            ------    ------
     Accrued postretirement benefit liability               $597.4    $623.7
                                                            ------    ------
                                                            ------    ------

Accrued compensation and benefits on the Consolidated Balance Sheets include the current portion of the accrued liability of $20.0 million.

Assumptions used to calculate the accumulated postretirement benefit obligation as of October 31 were as follows:

     Discount rate - 8.0% for 1997 and 1996, and 8.25% for 1995

     Health care trend rate (weighted based on participant count) -
          9.0% for 1997 and 10.0% for 1996 and 1995, declining to 5.5% in 2002 and level thereafter

A one percentage-point increase in the assumed health care cost trend rate for each year would increase the net postretirement benefit expense for 1997 by approximately $3.1 million and would increase the accumulated postretirement benefit obligation as of October 31, 1997, by approximately $26.2 million.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

PENSION PLANS AND RETIREMENT SAVINGS PLANS

The Company has numerous defined benefit pension plans covering certain employees in the United States. The benefits under the U.S. plans are based primarily on years of service and employees' qualifying compensation during the final years of employment for salaried employees and are based primarily on years of service for hourly employees. The U.S. plans are funded in accordance with the requirements of applicable laws and regulations. The U.S. plan assets are invested in cash, short-term investments, equities, fixed-income instruments and real estate at October 31, 1997.

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

Expense for all defined contribution plans was $46.5 million, $41.8 million and $24.4 million in 1997, 1996 and 1995, respectively. The 1997 expense increase versus 1996 resulted from the investment earnings on the non-qualified plans, additional participants and increase in salaries. The 1996 expense increase versus 1995 resulted from a full year's cost of the new retirement savings plan compared with five months in 1995.

Expense for all defined benefit plans and cash contributions to the plans were as follows (in millions):

                                                      1997      1996      1995
                                                     ------    ------    ------

     Service cost for benefits earned                $ 17.4    $ 15.5    $ 17.4
     Interest cost on projected benefit obligation     46.7      43.6      41.0
     Return on plan assets                            (59.5)    (48.8)    (44.6)
     Net amortization and deferral                      2.8      (3.7)     (1.2)
                                                     ------    ------    ------
     Net pension expense                             $  7.4    $  6.6    $ 12.6
                                                     ------    ------    ------
                                                     ------    ------    ------
     Cash contributions                              $ 25.1    $ 18.8    $ 23.5
                                                     ------    ------    ------
                                                     ------    ------    ------

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

PENSION PLANS AND RETIREMENT SAVINGS PLANS (CONTINUED)

The funded status of the defined benefit plans on the measurement dates of October 31 was as follows (in millions):

  Plans with Assets Exceeding Benefits
                                                          1997          1996
                                                        --------      --------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                         $ 469.9       $ 251.6
                                                         -------       -------
                                                         -------       -------
       Accumulated benefit obligation                    $ 482.8       $ 256.0
                                                         -------       -------
                                                         -------       -------
       Projected benefit obligation                      $ 513.4       $ 277.8
     Plan assets at fair value                             664.5         384.3
                                                         -------       -------
     Plan assets over projected benefit obligation         151.1         106.5
     Unrecognized net (gain)/loss                          (41.4)          1.3
     Prior service cost not yet recognized in net
       periodic pension expense                            (20.5)        (24.1)
     Unrecognized transition net asset                      (9.7)        (16.2)
                                                         -------       -------
     Prepaid pension costs                               $  79.5       $  67.5
                                                         -------       -------
                                                         -------       -------
  Plans with Benefits Exceeding Assets
                                                           1997         1996
                                                         -------       -------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                         $  83.0       $ 246.1
                                                         -------       -------
                                                         -------       -------
       Accumulated benefit obligation                    $  90.0       $ 260.9
                                                         -------       -------
                                                         -------       -------
       Projected benefit obligation                      $  95.2       $ 297.2
     Plan assets at fair value                              50.7         217.6
                                                         -------       -------
     Projected benefit obligation over plan assets         (44.5)        (79.6)
     Unrecognized net (gain)/loss                           (2.1)          1.4
     Prior service cost not yet recognized in net
       periodic pension expense                              5.3          24.3
     Unrecognized transition obligation                      2.8           7.8
     Adjustment required to recognize additional
       minimum liability                                   (11.1)        (32.5)
                                                         -------       -------
     Pension liability                                   $ (49.6)      $ (78.6)
                                                         -------       -------
                                                         -------       -------

On the Consolidated Balance Sheets, "Other assets" include prepaid pension costs and "Accrued compensation and benefits" include the current portion of the pension liabilities.

The Company recognized an additional minimum pension liability for underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity. As of October 31, 1997 and 1996, the Company had recorded additional minimum liabilities of $11.1 million and $32.5 million, intangible assets of $5.0 million and $20.9 million, and adjustments to shareholders' equity, (net of income taxes and minority interest) of $3.9 million and $6.9 million, respectively.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - POSTRETIREMENT BENEFITS (CONTINUED)

PENSION PLANS AND RETIREMENT SAVINGS PLANS (CONTINUED)

The actuarial assumptions used in determining funded status of the plans were as follows:

                                                        1997          1996
                                                   ------------   ------------
U. S. Plans
  Discount rate                                             8.0%           8.0%
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


NOTE L - SUPPLEMENTARY INFORMATION, SPECIAL CHARGES AND CREDITS

Depreciation of property, plant and equipment charged to earnings amounted to $219.0 million in 1997, $193.4 million in 1996 and $174.4 million in 1995.

Amortization of intangibles was $35.8 million in 1997, $36.4 million in 1996 and $32.2 million in 1995 and is included in selling, engineering, administrative and general expenses.

Research and development costs charged to earnings were $120.0 million in 1997, $110.6 million in 1996, and $96.5 million in 1995.

The components of other income (deductions), net on the Consolidated Statements of Earnings are as follows (in millions):

                                            1997         1996           1995
                                          ------       --------        -------
  Foreign exchange gain (loss)            $   .2       $  (15.2)       $  (1.2)
  Gains on sales of assets                   4.4            4.5            7.5
                                          ------       --------        -------
                                          $  4.6       $  (10.7)       $   6.3
                                          ------       --------        -------
                                          ------       --------        -------

Special charges and credits consist of the following (in millions):

                                                                        1997
                                                                       -------
Gain on extension of Bredero-Shaw joint venture
  agreement (See Note B)                                               $  41.7
Write-down of assets with impaired values
  and early retirement incentives                                        (21.6)
Restructuring charges applicable to Dresser-Rand &
  Ingersoll-Dresser Pump joint ventures                                  (18.0)
Loss on sale of certain SubSea assets (See Note B)                       (9.7)
                                                                       -------
                                                                       $  (7.6)
                                                                       -------
                                                                       -------

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - SUPPLEMENTARY INFORMATION, SPECIAL CHARGES AND CREDITS (CONTINUED)

Prior to October 31, 1997, the Company, along with its joint venture partner Ingersoll-Rand Company, approved profit improvement initiatives at Dresser-Rand Company and Ingersoll-Dresser Pump Company. Profit improvement initiatives at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures will include the closure of a Dresser-Rand European plant, personnel reductions in administrative and sales support, consolidation of repair and service operations and the discontinuance of certain product lines. The Company's share of the total pretax costs to implement these initiatives is $48.2 million. Of this amount, $18.0 million (or $7.5 million after tax and minority interest) was recorded in the fourth quarter of fiscal 1997. The remaining $30.2 million (or $12.0 million after tax and minority interest) will be recorded in fiscal 1998 upon notification of employee terminations.

During 1997, the Company recorded a pretax charge of $21.6 million to write-down certain assets whose carrying value has been impaired and to provide for early retirement incentives.

NOTE M - FINANCIAL INSTRUMENTS

The Company does not hold or issue financial instruments for purposes of trading. The carrying amounts of cash and short-term investments, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt, including the current portion, were lower than fair value by $22.5 million at October 31, 1997, and $1.6 million at October 31, 1996. Fair values of the debt were determined by reference to market interest rates.

The Company has cash and cash equivalents, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to potential foreign exchange gains and losses arising on future changes in currency exchange rates. The Company hedges such risks by entering into forward exchange contracts. A forward exchange contract is an agreement to exchange different currencies at a specified future date and forward rate. The Company does not enter into forward contracts to engage in speculation, nor does the Company hedge investments in foreign entities. The Company had $365.4 million and $282.9 million, notional amounts, of forward exchange contracts outstanding at October 31, 1997 and 1996, respectively. The notional amounts are used to express the volume of these transactions and do not represent exposure to loss. At October 31, 1997, 93% of these contracts were in, or related to, European currencies. The carrying value of the contracts was not significant. The fair value of the contracts, based on year-end quoted rates for purchasing contracts with similar terms and maturity dates, approximated carrying value and was also not significant.

See Note C for information about a derivative financial instrument that the Company entered into with the purchasers of part of the Company's investment in an unconsolidated affiliate.

The Company's financial instruments do not represent significant credit risks at October 31, 1997, because they are either with high quality financial institutions or widely dispersed across many customers and financial institutions.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Descriptions of the Company's industry segments are as follows:

     PETROLEUM PRODUCTS AND SERVICES

     This segment provides services and project management for oil and gas exploration, drilling, completion, production and transmission activities. Principal products and services include integrated well services and project management, drilling fluids systems, drill bits, measurement-while-drilling services, directional drilling services, completion and production tools, production valves and pumps, meters and measuring equipment. The segment is also an EPIC contractor (engineering, procurement, installation and construction) for subsea and onshore projects, and it supplies ROVs (remotely operated vehicles), seabed equipment, flexible flowlines, riser systems and pipe coating, pipe laying and pipe burying services.

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

The Financial Information by Industry Segment and Geographic Area for the years ended October 31, 1997, 1996 and 1995 is included on pages 22 through 24 of Management's Discussion and Analysis included elsewhere in this report and is an integral part of this Note to Consolidated Financial Statements.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - BAROID FINANCIAL INFORMATION

Baroid has ceased filing periodic reports with the Securities and Exchange Commission. Baroid's 8% Senior Notes remain outstanding (See Note G), and the Notes are fully guaranteed by Dresser. As long as the Notes remain outstanding, summarized financial information of Baroid is required to be presented as follows (in millions):
                                        OCTOBER 31,
                                 -----------------------
     BAROID CORPORATION             1997          1996
                                 --------       --------

     Current assets              $  919.9       $  796.2
     Noncurrent assets              447.4          578.9
                                 --------       --------
       Total                     $1,367.3       $1,375.1
                                 --------       --------
                                 --------       --------

     Current liabilities            441.8       $  377.7
     Noncurrent liabilities         300.9          429.2
     Shareholders' equity           624.6          568.2
                                 --------       --------
       Total                     $1,367.3       $1,375.1
                                 --------       --------
                                 --------       --------

                                        YEARS ENDED OCTOBER 31,
                                 -----------------------------------
                                    1997          1996        1995
                                 --------       --------    --------

     Revenues                    $1,943.9       $1,606.8    $1,323.3
                                 --------       --------    --------
                                 --------       --------    --------
     Gross earnings              $  538.2       $  443.7    $  358.8
                                 --------       --------    --------
                                 --------       --------    --------
     Earnings from operations    $  232.8       $  185.2    $  133.1
     Other income (deductions)      (14.4)         (21.0)      (18.5)
                                 --------       --------    --------
     Earnings before taxes
       and minority interests       218.4          164.2       114.6
     Income taxes                   (76.4)         (55.8)      (37.8)
     Minority interest               (1.6)           (.4)         .4
                                 --------       --------    --------
     Net earnings                $  140.4       $  108.0    $   77.2
                                 --------       --------    --------
                                 --------       --------    --------

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    QUARTERS ENDED
                                     -------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA   JANUARY 31   APRIL 30   JULY 31  OCTOBER 31
                                     -----------  --------  --------  ----------
     1997
       Net revenues                   $1,704.5    $1,771.3  $1,872.3   $2,109.8
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------
       Gross earnings                    361.8       406.7     437.2      490.4
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------
         Net earnings                     52.1        74.8      81.5      109.6
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------
       Earnings per common share      $    .30    $    .42  $    .47   $    .62
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------
     1996
       Net revenues                   $1,462.9    $1,629.6  $1,638.0   $1,831.0
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------
       Gross earnings                    320.4       349.8     369.6      433.6
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------
         Net earnings                     46.6        57.2      68.3       85.4
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------
       Earnings per common share      $    .26    $    .31  $    .38   $    .49
                                      --------    --------  --------   --------
                                      --------    --------  --------   --------

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

                                  UNDERTAKINGS

     For the purpose of complying with the rules governing registration statements on Form S-8 under the Securities Act of 1933 (as amended effective July 31, 1990), the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 2-76847 (filed April 5, 1982), 2-81536 (filed January 28, 1983), 33-26099 (filed December 21, 1988),
33-30821 (filed August 28, 1989), 33-48165 (filed May 27, 1992), 33-52067
(filed January 28, 1994), 33-52989 (filed April 6, 1994), 333-39931 (filed
November 12, 1997), 333-39945 (filed November 12, 1997) and 333-40829 (filed
November 21, 1997) and to the Post-Effective Amendments on Form S-8 to Registration Statement on Form S-4 Nos. 33-50563 (filed January 28, 1994) and 33-54099 (filed August 31, 1994):

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1998.

                                        DRESSER INDUSTRIES, INC.

                                        By:  /s/  Kenneth J. Kotara
                                           -----------------------------
                                                  Kenneth J. Kotara
                                                  Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1998.

           SIGNATURE                              TITLE
           ---------                              -----

*WILLIAM E. BRADFORD                    Chairman of the Board, Chief
-----------------------------------     Executive Officer and Director
(William E. Bradford, Director)         (Principal Executive Officer)

*GEORGE H. JUETTEN                      Senior Vice President and Chief
-----------------------------------     Financial Officer (Principal
(George H. Juetten)                     Financial Officer)

/s/ KENNETH J. KOTARA                   Controller
-----------------------------------     (Principal Accounting Officer)
(Kenneth J. Kotara)

*SAMUEL B. CASEY, JR.                   *J. LANDIS MARTIN
-----------------------------------     -----------------------------------
(Samuel B. Casey, Jr., Director)        (J. Landis Martin, Director)

*LAWRENCE S. EAGLEBURGER                *LIONEL H. OLMER
-----------------------------------     -----------------------------------
(Lawrence S. Eagleburger, Director)     (Lionel H. Olmer, Director)

*SYLVIA A. EARLE, PH.D.                 *JAY A. PRECOURT
-----------------------------------     -----------------------------------
(Sylvia A. Earle, Ph.D., Director)      (Jay A. Precourt, Director)

*RAWLES FULGHAM                         *DONALD C. VAUGHN
-----------------------------------     -----------------------------------
(Rawles Fulgham, Director)              (Donald C. Vaughn, Director)

*JOHN A. GAVIN                          *RICHARD W. VIESER
-----------------------------------     -----------------------------------
(John A. Gavin, Director)               (Richard W. Vieser, Director)

*RAY L. HUNT
-----------------------------------
(Ray L. Hunt, Director)

*By: /s/  ALICE A. HINDS
    -------------------------------
          Alice A. Hinds
          (Attorney-In-Fact)

                                   FORM 10-K
                      ITEM 14(a)(1) AND (2) AND ITEM 14(d)
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED OCTOBER 31, 1997
                            DRESSER INDUSTRIES, INC.
                                 DALLAS, TEXAS

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent accountants are included in Item 8:

                                                                        Page
                                                                       Number
                                                                       ------
  Report of Independent Accountants                                      27

  Consolidated Statements of Earnings--
    Years ended October 31, 1997, 1996, and 1995                         28

  Consolidated Balance Sheets--
    October 31, 1997 and 1996                                            29

  Consolidated Statements of Shareholders' Equity--
    Years ended October 31, 1997, 1996 and 1995                          31

  Consolidated Statements of Cash Flows--
    Years ended October 31, 1997, 1996, and 1995                         32

  Notes to Consolidated Financial Statements                             33

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

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES

                             (MILLIONS OF DOLLARS)

                                                                           COL. C
                                                                    -----------------------
             COL. A                                     COL. B            ADDITIONS            COL. D        COL. E
             ------                                   ----------    -----------------------   ----------   ----------
                                                      Balance at    Charged to   Charged to                Balance at
                                                       Beginning    Costs and      Other                     End of
         Descriptions                                  of Period     Expenses     Accounts    Deductions     Period
         ------------                                 ----------    ----------   ----------   ----------   ----------
ALLOWANCE DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY

Year ended October 31, 1997
 For doubtful receivables classified as current assets   $21.7         $5.0         $  -        $ 6.5(A)     $20.2
                                                         -----         ----         ----        -----        -----
                                                         -----         ----         ----        -----        -----
 For deferred tax asset valuation
   allowance classified as noncurrent assets             $17.4         $  -         $  -        $11.5(B)     $ 5.9
                                                         -----         ----         ----        -----        -----
                                                         -----         ----         ----        -----        -----

Year ended October 31, 1996
 For doubtful receivables classified as current assets   $24.6         $3.2         $  -        $ 6.1(A)     $21.7
                                                         -----         ----         ----        -----        -----
                                                         -----         ----         ----        -----        -----
 For deferred tax asset valuation
   allowance classified as noncurrent assets             $15.0         $  -         $2.4        $   -        $17.4
                                                         -----         ----         ----        -----        -----
                                                         -----         ----         ----        -----        -----

Year ended October 31, 1995
 For doubtful receivables classified as current assets   $30.4         $3.7         $ .7        $10.2(A)     $24.6
                                                         -----         ----         ----        -----        -----
                                                         -----         ----         ----        -----        -----
 For deferred tax asset valuation
   allowance classified as noncurrent assets             $21.9         $  -         $  -        $ 6.9        $15.0
                                                         -----         ----         ----        -----        -----
                                                         -----         ----         ----        -----        -----

Notes:
(A) Receivable write-offs and reclassifications, net of recoveries.
(B) Primarily utilization of foreign net operating loss carry forwards.

                              INDEX TO EXHIBITS

EXHIBIT                         DESCRIPTION
-------                         -----------
  3.1 Restated Certificate of Incorporation of Registrant and amendments thereto. (Incorporated by reference to Exhibit 3(I) to Registrant's Form 10-Q/A for the quarter ended April 30, 1996).

  *3.2    By-Laws, as amended, of Registrant.

   4.1 Rights Agreement dated August 16, 1990, between Registrant and Bank of New York as successors to Harris Trust Company of New York as Rights Agent. (Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on August 30, 1990, as amended by Amendment No.1 on Form 8 filed on October 3, 1990).

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

   4.6 Form of Supplemental Indenture, between Dresser Industries, Inc. and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on August 9, 1996).

  10.1 Dresser Industries, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 11, 1966, filed pursuant to Regulation 14A, File No. 1-4003).

  10.2 Dresser Industries, Inc. Short-Term Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(b) to Registrant's Form 10-Q/A for the year ended October 31, 1992).

-------
* Filed Herewith

                          INDEX TO EXHIBITS (CON'T.)

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

 *10.9 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998.

  10.10   Dresser Industries, Inc. Deferred Compensation Plan for
          Non-employee Directors, as restated and amended effective November 1, 1997. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, Registration No. 333-40829.

  10.11 Dresser Industries, Inc. 1989 Restricted Incentive Stock Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

  10.12 The M. W. Kellogg Company Retirement Plan, as amended and restated effective January 1, 1989. (Incorporated by reference to Exhibit
          10.15 to Registrant's Form 10-K for the year ended October 31, 1995).

  10.13 Long Term Performance Plan for Selected Employees of The M. W. Kellogg Company. (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended October 31, 1991).

--------
* Filed Herewith

                          INDEX TO EXHIBITS (CON'T.)

EXHIBIT                         DESCRIPTION
-------                         -----------
  10.14 Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

  10.15 Amendments No.1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

  10.16   Dresser-Rand Company Pension Plan.  (Incorporated by reference to
          Exhibit 10(y) to Registrant's Form 10-K for the year ended October 31,
          1992).

  10.17 Dresser Industries, Inc. Deferred Savings Plan. (Incorporated by reference to Exhibit 10(z) to Registrant's Form 10-K for the year ended October 31, 1992).

  10.18 Dresser Industries, Inc. 1995 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

  10.19 Dresser Industries, Inc. Retirement Savings Plan - A as adopted effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended October 31, 1995).

  10.20 Agreement with John Gavin for the period February 1, 1997 - January 31, 1998. (Incorporated by reference to Registrant's Form 10-Q for the period ended January 31, 1997).

  10.21 Special 1997 Restricted Incentive Stock Grant. (Incorporated by reference to Registrant's Form 10-K for the year ended October 31,
          1996).

 *10.22 Form of Executive Life Insurance Agreement (individual as beneficiary).

 *10.23   Form of Executive Life Insurance Agreement (trust as beneficiary).

  10.24 Dresser Industries, Inc. Restricted Stock Grant Plan for 1997. (Incorporated by reference to Registrant's Form 10-Q for the period ended July 31, 1997).

 *10.25 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan.

-------
* Filed Herewith

                          INDEX TO EXHIBITS (CON'T.)

EXHIBIT                         DESCRIPTION
-------                         -----------
  10.26 Dresser Industries, Inc. Long-Term Incentive and Retention Plan (Incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report).

  10.27 The Dresser Industries, Inc. 1998 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit B to Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report).

 *21      Subsidiaries of Registrant at October 31, 1997.

 *23      Consent of Price Waterhouse LLP.

 *24      Powers of Attorney.

 *27      Financial Data Schedule.


-------
* Filed Herewith