Form 10-Q
period 1998-01-31
DRESSER INDUSTRIES INC /DE/
filed 1998-03-13
CIK 30099

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the quarterly period ended January 31, 1998.
                                    ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-4003
                       ------


                               Dresser Industries, Inc.
               -------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                             C 75-0813641
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

P.O. Box 718
2001 Ross                                                     75221 (P.O. Box)
Dallas, Texas                                                 75201
-------------------------------                               ------------------
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
                           -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT FEBRUARY 28, 1998
----------------------------                    --------------------------------
Common Stock, par value $.25                               175,489,466

                                        INDEX

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
Part I.   Financial Information

     Management's Representation                                         3
     Condensed Consolidated Statements of Earnings
          for the three months ended January 31, 1998
          and 1997                                                       4
     Condensed Consolidated Balance Sheets
          as of January 31, 1998 and October 31, 1997                    5
     Condensed Consolidated Statements of Cash Flows
          for the three months ended January 31, 1998 and 1997           6
     Notes to Condensed Consolidated Financial Statements             7-11
     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        12-15

Part II. Other Information

     Legal Procedures                                                   16
     Changes in Securities                                              16
     Exhibits and Reports on Form 8-K                                   17

Signature                                                               17

Exhibit Index

     Exhibit 10.1 Agreement and Plan of Merger dated February 25, 1998 by and between Halliburton Company, Halliburton, N.C., Inc. and Dresser Industries, Inc.

     Exhibit 10.2 Stock Option Agreement, dated February 25, 1998 by and between Dresser Industries, Inc. and Halliburton Company

     Exhibit 10.3   Form of Severance Agreement

     Exhibit 10.4   Agreement between Dresser Industries, Inc.
                    and George H. Juetten and amendment

     Exhibit 10.5 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan

     Exhibit 27     Financial Data Schedule

                             MANAGEMENT'S REPRESENTATION


The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and management's discussion and analysis included in the Company's 1997 Annual Report on Form 10-K.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of January 31, 1998 and October 31, 1997, the results of operations for the three months ended January 31, 1998 and 1997, and cash flows for the three months ended January 31, 1998 and 1997. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In Millions Except per Share Data)

                                                          Three Months Ended
                                                              January 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
                                                             (Unaudited)
Revenues . . . . . . . . . . . . . . . . . . . . .     $ 1,736.2      $ 1,704.5
Cost of revenues . . . . . . . . . . . . . . . . .      (1,338.1)      (1,342.7)
                                                       ----------     ----------
     Gross earnings. . . . . . . . . . . . . . . .         398.1          361.8

Selling, engineering, administrative
     and general expenses. . . . . . . . . . . . .        (263.2)        (258.0)

Special charges  . . . . . . . . . . . . . . . . .         (30.2)            -

Other income (deductions)
     Interest expense, net . . . . . . . . . . . .         (13.7)         (14.8)
     Other, net. . . . . . . . . . . . . . . . . .          (3.4)          (2.2)
                                                       ----------     ----------

     Earnings before items below . . . . . . . . .          87.6           86.8

Income taxes . . . . . . . . . . . . . . . . . . .         (31.5)         (30.4)

Minority interest. . . . . . . . . . . . . . . . .           6.0           (4.3)
                                                       ----------     ----------

     Net earnings  . . . . . . . . . . . . . . . .     $    62.1      $    52.1
                                                       ----------     ----------
                                                       ----------     ----------

Basic earnings per common share  . . . . . . . . .     $    0.35     $     0.30

Diluted earnings per common share. . . . . . . . .     $    0.35     $     0.30

Cash dividends per common share. . . . . . . . . .     $    0.19     $     0.17

Basic average common shares
     outstanding . . . . . . . . . . . . . . . . .         175.4          175.8

Diluted average common shares
     outstanding . . . . . . . . . . . . . . . . .         176.3          176.7


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                                                      January 31,    October 31,
            ASSETS                                                       1998            1997
                                                                      -----------    -----------
Current Asset                                                         (Unaudited)
     Cash and cash equivalents . . . . . . . . . . . . . . . . .       $  113.8       $  162.8
     Notes and accounts receivable, net. . . . . . . . . . . . .        1,147.2        1,181.8
     Inventories, net. . . . . . . . . . . . . . . . . . . . . .          990.7          972.3
     Deferred income taxes . . . . . . . . . . . . . . . . . . .           96.2           96.0
     Other current assets. . . . . . . . . . . . . . . . . . . .           79.2           58.7
                                                                       --------       --------
          Total Current Assets . . . . . . . . . . . . . . . . .        2,427.1        2,471.6

Investments in and receivables from
     unconsolidated affiliates . . . . . . . . . . . . . . . . .          317.3          320.3
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . .          805.8          803.7
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .          182.3          181.7
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          218.1          217.8

Property, plant and equipment - at cost. . . . . . . . . . . . .        2,671.8        2,658.0
Accumulated depreciation and amortization. . . . . . . . . . . .        1,570.6        1,554.3
                                                                       --------       --------
          Net Property . . . . . . . . . . . . . . . . . . . . .        1,101.2        1,103.7
                                                                       --------       --------
            Total Assets . . . . . . . . . . . . . . . . . . . .       $5,051.8       $5,098.8
                                                                       --------       --------
                                                                       --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Short-term debt   . . . . . . . . . . . . . . . . . . . . .       $   86.7       $   48.1
     Accounts payable. . . . . . . . . . . . . . . . . . . . . .          579.9          566.0
     Contract advances . . . . . . . . . . . . . . . . . . . . .          369.2          334.6
     Accrued compensation and benefits . . . . . . . . . . . . .          218.4          253.8
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . .          109.1          122.1
     Other current liabilities . . . . . . . . . . . . . . . . .          379.9          362.8
                                                                       --------       --------
          Total Current Liabilities. . . . . . . . . . . . . . .        1,743.2        1,687.4

Employee retirement and postemployment
     benefit obligations . . . . . . . . . . . . . . . . . . . .          616.5          622.3
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          757.9          758.0
Deferred compensation, insurance
     reserves and other liabilities. . . . . . . . . . . . . . .          147.5          155.2
Minority interest  . . . . . . . . . . . . . . . . . . . . . . .          111.5          143.7

Shareholders' Equity
     Common shares . . . . . . . . . . . . . . . . . . . . . . .           46.2           46.2
     Capital in excess of par value. . . . . . . . . . . . . . .          451.4          452.8
     Retained earnings . . . . . . . . . . . . . . . . . . . . .        1,611.2        1,615.8
     Cumulative translation adjustments. . . . . . . . . . . . .         (140.8)        (112.2)
     Pension liability adjustment. . . . . . . . . . . . . . . .           (3.9)          (3.9)
                                                                       --------       --------
           . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,964.1        1,998.7
     Less treasury shares, at cost . . . . . . . . . . . . . . .          288.9          266.5
                                                                       --------       --------
          Total Shareholders' Equity . . . . . . . . . . . . . .        1,675.2        1,732.2
                                                                       --------       --------
          Total Liabilities and
            Shareholders' Equity . . . . . . . . . . . . . . . .       $5,051.8       $5,098.8
                                                                       --------       --------
                                                                       --------       --------
Actual common shares outstanding . . . . . . . . . . . . . . . .          175.5          175.6


    See accompanying Notes to Condensed Consolidated Financial Statements.

                   DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Millions)

                                                                         Three Months Ended
                                                                            January 31,
                                                                       ----------------------
                                                                        1998            1997
                                                                       -------        -------
                                                                           (Unaudited)
Cash flows from operating activities:
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . .       $  62.1       $  52.1
   Adjustments to reconcile net earnings
    to cash flow:
     Depreciation and amortization . . . . . . . . . . . . . . .          60.9          62.4
     Equity earnings from
      unconsolidated affiliates. . . . . . . . . . . . . . . . .         (23.9)        (11.0)
     Minority interest . . . . . . . . . . . . . . . . . . . . .          (6.0)          4.3
     Contract advances . . . . . . . . . . . . . . . . . . . . .          38.3         (14.2)
     Changes in working capital. . . . . . . . . . . . . . . . .        (100.9)        (91.0)
     Other - net . . . . . . . . . . . . . . . . . . . . . . . .           4.2          (3.2)
                                                                       -------        -------

       Net cash provided (used) by
         operating activities. . . . . . . . . . . . . . . . . .          34.7           (.6)
                                                                       -------        -------

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . . . . . .         (59.4)         (49.6)
   Business acquisitions . . . . . . . . . . . . . . . . . . . .          (7.0)          (3.6)
   Proceeds from sales of assets . . . . . . . . . . . . . . . .           1.1             .5
                                                                       -------        -------
     Net cash used by investing
      activities . . . . . . . . . . . . . . . . . . . . . . . .         (65.3)         (52.7)
                                                                       -------        -------

Cash flows from financing activities:
   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . .         (33.4)         (29.9)
   Purchases of common shares for
    Treasury . . . . . . . . . . . . . . . . . . . . . . . . . .         (39.8)            -
   Issuance of common shares . . . . . . . . . . . . . . . . . .          16.6            6.8
   Increase in short-term debt . . . . . . . . . . . . . . . . .          38.5           37.7
   Increase(decrease)in long-term debt . . . . . . . . . . . . .            -             4.4
                                                                       -------        -------

     Net cash (used) provided by
      financing activities . . . . . . . . . . . . . . . . . . .         (18.1)          19.0
                                                                       -------        -------

Effect of translation adjustments on
     cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (.3)           1.7
                                                                       -------        -------

Net decrease in cash and cash
     equivalents . . . . . . . . . . . . . . . . . . . . . . . .         (49.0)         (32.6)

Cash and cash equivalents,
     beginning of period . . . . . . . . . . . . . . . . . . . .         162.8          232.4
                                                                       -------        -------

Cash and cash equivalents,
     end of period . . . . . . . . . . . . . . . . . . . . . . .       $ 113.8        $ 199.8
                                                                       -------        -------
                                                                       -------        -------

    See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1998
                                  (UNAUDITED)

NOTE A - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)

                                                                        Three Months Ended
                                                                            January 31,
                                                                      ----------------------
                                                                        1998          1997
                                                                      --------      --------
REVENUES

     Petroleum Products and Services . . . . . . . . . . . . . .      $  645.3      $  602.7

     Engineering Services. . . . . . . . . . . . . . . . . . . .         500.1         457.2

     Energy Equipment  . . . . . . . . . . . . . . . . . . . . .         595.2         648.4

     Eliminations. . . . . . . . . . . . . . . . . . . . . . . .          (4.4)         (3.8)
                                                                      --------      --------
          Total revenues . . . . . . . . . . . . . . . . . . . .      $1,736.2      $1,704.5
                                                                      --------      --------
                                                                      --------      --------

OPERATING PROFIT

     Petroleum Products and Services . . . . . . . . . . . . . .      $   93.6      $   72.0

     Engineering Services. . . . . . . . . . . . . . . . . . . .          31.9          26.4

     Energy Equipment. . . . . . . . . . . . . . . . . . . . . .          37.8          31.7
                                                                      --------      --------

          Total segment operating profit . . . . . . . . . . . .         163.3         130.1

Amortization of acquisition intangibles. . . . . . . . . . . . .          (7.9)         (7.6)
General corporate expenses . . . . . . . . . . . . . . . . . . .         (23.9)        (20.8)
Nonrecurring items . . . . . . . . . . . . . . . . . . . . . . .         (30.2)           -
Interest expense, net  . . . . . . . . . . . . . . . . . . . . .         (13.7)        (14.9)
                                                                      --------      --------
     Earnings before taxes and minority
          interest . . . . . . . . . . . . . . . . . . . . . . .      $   87.6      $   86.8
                                                                      --------      --------
                                                                      --------      --------

                  DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1998
                                 (UNAUDITED)


NOTE B - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                                                   Three Months Ended
                                                       January 31,
                                                  --------------------
                                                   1998          1997
                                                  ------        ------
  Share of earnings of unconsolidated
    affiliates
       Ingersoll-Dresser Pump (49%
          owned) . . . . . . . . . .              $  9.4        $  9.2
       Bredero-Shaw (50% owned). . .                12.6            -
       Other affiliates. . . . . . .                 1.9           1.8
                                                  ------        ------
                                                  $ 23.9        $ 11.0
                                                  ------        ------
                                                  ------        ------


                                                January 31,     October 31,
                                                   1998            1997
                                                -----------     -----------
  Investments in and receivables
    from unconsolidated affiliates
       Ingersoll-Dresser Pump (49%
          owned) . . . . . . . . . .              $ 134.7         $ 133.2
       Bredero-Shaw (50% owned). . .                136.7           139.0
       Other affiliates. . . . . . .                 45.9            48.1
                                                  -------         -------
                                                  $ 317.3         $ 320.3
                                                  -------         -------
                                                  -------         -------

NOTE C - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                                 January 31,      October 31,
                                                    1998             1997
                                                 -----------      -----------
  Finished products and work in
    process. . . . . . . . . . . . .               $ 774.4         $ 783.2
  Raw materials and supplies . . . .                 216.3           189.1
                                                   -------         -------
                                                   $ 990.7         $ 972.3
                                                   -------         -------
                                                   -------         -------

                      DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JANUARY 31, 1998
                                     (UNAUDITED)

NOTE D - DIVIDENDS

On January 15, 1998 the Company declared a quarterly dividend of $.19 per share of common stock payable on March 20, 1998 to shareholders of record on March 2, 1998.

NOTE E - LITIGATION AND CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J - Commitments and Contingencies - in the Company's 1997 Annual Report on Form 10-K for a complete discussion of these matters. A discussion of significant changes subsequent to October 31, 1997 follows.

ASBESTOSIS LITIGATION

The Company has approximately 70,200 pending claims at January 31, 1998, with approximately 6,200 new claims filed and approximately 2,000 claims resolved during the first quarter of the fiscal year. Certain settlements previously reported, covering approximately 24,600 claims, are carried as pending until releases are signed.

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

                      DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 1998
                                     (UNAUDITED)

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

                                        January 31,     October 31,
                                           1998            1997
                                        -----------     -----------
     Baroid Corporation
       Current assets . . . . . . . . .     $1,004.9        $  919.9
       Noncurrent assets. . . . . . . .        452.1           447.4
                                            --------        --------
          Total . . . . . . . . . . . .     $1,457.0        $1,367.3
                                            --------        --------
                                            --------        --------
       Current liabilities. . . . . . .     $  559.5        $  441.8
       Noncurrent liabilities . . . . .        242.4           300.9
       Shareholders' equity . . . . . .        655.1           624.6
                                            --------        --------
          Total . . . . . . . . . . . .     $1,457.0        $1,367.3
                                            --------        --------
                                            --------        --------
                                             Three Months Ended
                                                 January 31,
                                        ---------------------------
                                           1998            1997
                                        -----------     -----------

       Revenues                             $ 525.4       $ 429.9
                                            -------       -------
                                            -------       -------
       Gross earnings                       $ 149.8       $ 122.9
                                            -------       -------
                                            -------       -------
       Earnings from operations             $  72.7       $  52.7
       Other income (deductions)                (.6)         (5.0)
                                            -------       -------
       Earnings before taxes
         and minority interests                72.1          47.7
       Income taxes                           (26.0)        (16.7)
       Minority interest                        (.3)           .1
                                            -------       -------
       Net earnings                         $  45.8       $  31.1
                                            -------       -------
                                            -------       -------

                      DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 1998
                                     (UNAUDITED)

NOTE G - SUBSEQUENT EVENT

On February 26, 1998 the Company and Halliburton Company ("Halliburton") announced that they had entered into a definitive merger agreement in which Halliburton N.C., Inc., a wholly-owned subsidiary of Halliburton, will be merged into the Company with the shareholders of the Company receiving one newly issued share of Halliburton common stock for each common share of the Company. The transaction will be accounted for as a pooling of interests and is expected to be treated as tax-free to shareholders of the Company's stock. The transaction is expected to be completed in the fall of 1998 and is subject to regulatory approvals in the United States, Europe and several other countries, shareholder approvals and customary closing conditions.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO 1997

Excluding nonrecurring charges, diluted earnings per share of $.42 increased 40% from the $.30 earned a year ago. The Company incurred $12.0 million or $.07 per share of nonrecurring charges (after tax and minority interest). These charges relate to the Company's two joint ventures with Ingersoll-Rand (Dresser-Rand and Ingersoll-Dresser Pump) and include charges related to capacity reductions and other efficiency measures. Including these charges, diluted earnings per share of $.35 was 17% higher than last year's quarter. Diluted earnings per share and basic earnings per share were essentially the same.

Revenues for the quarter increased 2% to $1.74 billion, and operating profit improved 26% to $163.3 million. Excluding the impact of the Bredero-Shaw joint venture, which was fully consolidated last year but is now reported on the equity method, revenues increased 8% and operating profit increased 32%.
Backlog at the end of the quarter was a record $6.2 billion, 32% higher than a year ago. Of that total, Engineering Services was $4.0 billion, Energy Equipment was $1.7 billion and Petroleum Products and Services was $.5 billion. The improvement reflects the higher level of global energy activities as well as the success of new market initiatives. See Industry Segment Analysis for discussion by Operation.

Minority interest for the current quarter was a $6.0 million credit due to the 49% share of the Dresser-Rand joint venture's loss relating to the nonrecurring charges.

INDUSTRY SEGMENT ANALYSIS - THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO 1997

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PETROLEUM PRODUCTS AND SERVICES SEGMENT

Revenues rose 7% in the quarter to $645.3 million, and operating profit increased 30% to $93.6 million. Operating margins were also substantially higher. The gains reflected a 14% increase in worldwide drilling activity, as well as improving product mix, market share and product and service pricing for the Company's subsurface drilling and production operations. As of the beginning of the quarter, the method of reporting the results of the Bredero-Shaw joint venture changed from a full consolidation to the equity method. Adjusting for this change, revenues and operating profit on a comparable basis increased 27% and 44%, respectively.

Baroid Drilling Fluids, Sperry-Sun and Security DBS all had improved performances over last year attributed to (i) volume increases at Baroid in both domestic and international operations; (ii) higher volume and margin improvements at Security DBS; and (iii) volume increases at Sperry-Sun in both the directional drilling and formation evaluation product lines.

Earnings of the Bredero-Shaw joint venture were well above the prior year, reflecting high activity levels in the North Sea, Canada and Far East markets. SubSea had revenues that were substantially higher than prior year and current quarter earnings compared to a loss last year. Wellstream sales and earnings were up substantially over last year, with strong performance in the North Sea and Brazil. Wellstream U.K. facility began production in December, 1997.

ENGINEERING SERVICES SEGMENT (M.W. KELLOGG OPERATIONS)

M. W. Kellogg revenues of $500.1 million are up 9% over last year on higher activity from LNG projects in the Far East and Africa. Earnings of $31.9 million are up 21% due to the higher activity levels and from good performance on several projects nearing completion. Backlog of $4.0 billion at January 31, 1998 was up 54% from a year ago and 9% from October 31, 1997.

ENERGY EQUIPMENT SEGMENT

Segment operating profit increased 19% to $37.8 million despite an 8% decline in revenues to $595.2 million. The revenue decline was principally at Dresser-Rand. Margin improvements at several major units, including Wayne, Energy Valve and Valve and Controls contributed to the earnings gain.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ENERGY EQUIPMENT SEGMENT (CONTINUED)

Excluding nonrecurring restructuring charges, Dresser-Rand was slightly profitable in the first quarter of 1998 and essentially level with last year. However, current year revenues were down 24% from last year, primarily due to
(i) several large low-margin complete machine orders completed in the first quarter last year and (ii) lower aftermarket sales. The earnings impact of the lower volume was offset by cost reduction measures implemented last year. Excluding nonrecurring restructuring charges, earnings from IDP were level with 1997.

Successful product introductions at the Wayne fuel dispenser business resulted in a substantial increase in earnings over last year, with growth in the U.S., Europe and South America.

Energy Valve earnings were up from last year on higher revenues, with the favorable variances coming from cost improvements, better product mix and increased U.S. volume. Although revenues were down, Valve and Controls earnings improved over last year as a result of improved margins and lower operating costs.

Waukesha earnings were down slightly from last year on a slight increase in sales caused by a combination of inflationary cost increases, weak natural gas prices and aggressive discounting by competitors.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating activities generated positive cash flow of $34.7 million during the three months ended January 31, 1998 compared with a $.6 million use of cash a year ago. The change between years was essentially due to an increase in M.W. Kellogg's contract advances in 1998 versus a decrease last year. Significant expenditures during the three months included $59.4 million for capital expenditures, $39.8 million for common share purchases and $33.4 million for dividends.

Total debt was $844.6 million as of January 31, 1998 compared with $806.1 million at October 31, 1997. Total debt was 34% of total book capitalization as of January 31, 1998 compared with 32% as of October 31, 1997. Net debt to net book capitalization was 30% at January 31, 1998 compared with 27% at October 31, 1997.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits and also has been identified as a potentially responsible party in a number of Superfund sites. Note E to Condensed Consolidated Financial Statements includes significant changes since October 31, 1997.

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

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In connection with the previously announced merger between the Company and Halliburton Company, the following two lawsuits have been filed:
          GRILL V. DRESSER INDUSTRIES, INC. (Del. Ct. Chancery, C.A. No. 16208) and WRIGG V. BRADFORD (Del. Ct. Chancery, C.A. No. 16209). The Company and its directors have been named as defendants in these two lawsuits filed in late February in the Delaware Court of Chancery.

          The lawsuits each purport to be a class action filed on behalf of the Company's stockholders and allege that the consideration to be paid to stockholders in the proposed merger between the Company and Halliburton Co. is inadequate and does not reflect the true value of the Company. The complaints also each allege that the directors of the Company have breached their fiduciary duties in approving the merger. The GRILL action further alleges self-dealing on the part of the individual defendants and asserts that the directors are obliged to conduct an auction to assure that stockholders receive maximum realizable value for their shares. The actions each seek preliminary and permanent injunctive relief as well as damages.

          The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.

ITEM 2.   CHANGES IN SECURITIES

          (c) In January 1998, the Company issued 1,616 shares of Common Stock ($.25 par value) to one officer of the Company in connection with exercises of stock options. Under the terms of the Company's 1989 Restricted Incentive Stock Plan (Plan), one restricted share will be issued for every five shares of the related stock option exercised. Stock issued pursuant to the Plan are not registered. No consideration for the unregistered shares was exchanged.

               In issuing the above securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (the Securities Act) provided by Section 4(2) of the Securities Act.

                             PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Exhibit 10.1 Agreement and Plan of Merger dated February 25, 1998 by and between Halliburton Company, Halliburton, N.C., Inc. and Dresser Industries, Inc.

               Exhibit 10.2 Stock Option Agreement, dated February 25, 1998 by and between Dresser Industries, Inc. and Halliburton Company.

               Exhibit 10.3   Form of Severance Agreement.

               Exhibit 10.4 Agreement between Dresser Industries, Inc. and George H. Juetten and amendment.

               Exhibit 10.5 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan.

               Exhibit 27     Financial Data Schedule.

          (b)  A report on Form 8-K dated February 26, 1998 was filed for Item
               1.


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

                                       DRESSER INDUSTRIES, INC.



                                       By:  /s/ Kenneth J. Kotara
                                            Kenneth J. Kotara
                                            Controller


Dated: March 13,1998

                                    EXHIBIT INDEX


EXHIBIT   DESCRIPTION
-------   -----------

10.1 Agreement and Plan of Merger dated February 25, 1998 by and between Halliburton Company, Halliburton, N.C., Inc. and Dresser Industries, Inc.

10.2 Stock Option Agreement, dated February 25, 1998 by and between Dresser Industries, Inc. and Halliburton Company.

10.3      Form of Severance Agreement.

10.4 Agreement between Dresser Industries, Inc.and George H. Juetten and amendment.

10.5 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan.

27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or
          Section 18 of the Securities Exchange Act of 1934, as amended.)