Form 10-K/A
period 1997-10-31
DRESSER INDUSTRIES INC /DE/
filed 1998-04-16
CIK 30099

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

                         Commission file number 1-4003

                           DRESSER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                75-0813641
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

          POST OFFICE BOX 718                       75221 (P.O. Box)
    2001 ROSS AVENUE, DALLAS, TEXAS                      75201
    (Address of principal executive                    (Zip Code)
               offices)
      (Registrant's telephone number, including area code) (214) 740-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED

Common Stock, Par Value 25 cents              New York Stock Exchange, Inc.
     Per Share                                Pacific Exchange, Inc.
Baroid Corporation 8% Guaranteed              New York Stock Exchange, Inc.
     Senior Notes due 2003
Preferred Stock Purchase Rights               New York Stock Exchange, Inc.
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

As of January 7, 1998, there were 175,524,280 shares of Dresser Industries, Inc. Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Sections of Registrant's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement (Part III).


                             EXPLANATORY STATEMENT


Amendment No. 1 to the Annual Report on Form 10-K for Dresser Industries, Inc. (The "Company") for fiscal year end October 31, 1997 is being filed to amend
Item 14, Exhibit 3.2 to delete the By-Laws of the Company as originally filed. It was anticipated that the By-Laws filed in the Form 10-K for fiscal year ended October 31, 1997 would become effective as of the date of the Company's 1998 Annual Meeting (March 19, 1998); however, the Company's 1998 Annual Meeting has been indefinitely postponed due to the Company's proposed merger with Halliburton Company. The By-Laws as filed with the Company's Annual Report on Form 10-K for fiscal year end 1996 are still in effect as noted in the amended
Exhibit 3.2 attached.


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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 1998.

                                   DRESSER INDUSTRIES, INC.

                              By:  /s/  Kenneth J. Kotara
                                   ----------------------------------------
                                   Kenneth J. Kotara
                                   Controller

                               INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION

  3.1 Restated Certificate of Incorporation of Registrant and amendments thereto. (Incorporated by reference to Exhibit 3(I) to Registrant's Form 10-Q/A for the quarter ended April 30,
               1996).

  3.2 By-Laws, as amended, of Registrant. (Incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the period ended October 31, 1996).

  4.1 Rights Agreement dated August 16, 1990, between Registrant and Bank of New York as successor to Harris Trust Company of New York as Rights Agent. (Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on August 30, 1990, as amended by Amendment No.1 on Form 8 filed on October 3, 1990).

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

                           INDEX TO EXHIBITS (Con't.)

EXHIBIT   DESCRIPTION

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

 10.9 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998. (Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the period ended October 31, 1997).

 10.10 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as restated and amended effective November 1, 1997. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, Registration No. 333-40829).

 10.11         Dresser Industries, Inc. 1989 Restricted Incentive Stock Plan.
               (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

 10.12 The M.W. Kellogg Company Retirement Plan, as amended and restated effective January 1, 1989. (Incorporated by reference to Exhibit
               10.15 to Registrant's Form 10-K for the year ended October 31,
               1995).

 10.13         Long Term Performance Plan for Selected Employees of The M.W.
               Kellogg Company. (Incorporated by reference to Exhibit 10(r) to Registrant's Form 10-K for the year ended October 31, 1991).

 10.14         Dresser Industries, Inc. 1992 Stock Compensation Plan.
               (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

                           INDEX TO EXHIBITS (Con't.)

EXHIBIT   DESCRIPTION

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

 10.21 Special 1997 Restricted Incentive Stock Grant. (Incorporated by reference to Registrant's Form 10-K for the year ended October 31, 1996).

 10.22 Form of Executive Life Insurance Agreement (individual as beneficiary). (Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K for the period ended October 31, 1997).

 10.23 Form of Executive Life Insurance Agreement (trust as beneficiary). (Incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K for the period ended October 31, 1997).

 10.24         Dresser Industries, Inc. Restricted Stock Grant Plan for 1997.
               (Incorporated by reference to Registrant's Form 10-Q for the period ended July 31, 1997).

 10.25 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan. (Incorporated by reference to Exhibit 10.25 to Registrant's Form 10-K for the period ended October 31, 1997).

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

                           INDEX TO EXHIBITS (Con't.)

EXHIBIT   DESCRIPTION
 21 Subsidiaries of Registrant at October 31, 1997. (Incorporated by reference to Exhibit 21 to Registrant's Form 10-K for the period ended October 31, 1997).

 23 Consent of Price Waterhouse LLP. (Incorporated by reference to Exhibit 23 to Registrant's Form 10-K for the period ended October 31, 1997.)

 24 Powers of Attorney. (Incorporated by reference to Exhibit 24 to Registrant's Form 10-K for the period ended October 31, 1997).

 27 Financial Data Schedule. (Incorporated by reference to Exhibit 27 to Registrant's Form 10-K for the period ended October 31, 1997).