Form 10-Q/A
period 1998-01-31
DRESSER INDUSTRIES INC /DE/
filed 1998-04-16
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Commission file number 1-4003
                       ------


                            DRESSER INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              C 75-0813641
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

P. O. Box 718
2001 Ross                                                      75221 (P. O. Box)
Dallas, Texas                                                  75201
-------------------------------                                -----------------
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




                                       1





                             EXPLANATORY STATEMENT

     Dresser Industries, Inc.'s (the "Company") Quarterly Report for the perioed ending January 31, 1998 on Form 10-Q is being amended in order to include as exhibits restated Financial Data Schedules for the periods as required in Regulation S-K Item 601(c)(2)(iii). The restatment is due to a change in accounting principle, specifically, Statement of Financial Accounting Standards No. 128, "Earnings per Share". Pursuant to item 601(c)(1)(iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of
Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.


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

               Exhibit 10.2 Stock Option Agreement, dated February 25, 1998 by and between Dresser Industries, Inc. and Halliburton Company.

               Exhibit 10.3   Form of Severance Agreement.

               Exhibit 10.4 Agreement between Dresser Industries, Inc. and George H. Juetten and amendment.

               Exhibit 10.5 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan.

               Exhibit 27.1   Financial Data Schedule.

               Exhibit 27.2   Restated Financial Data Schedule.

               Exhibit 27.3   Restated Financial Data Schedule.

               Exhibit 27.4   Restated Financial Data Schedule.

          (b)  A report on Form 8-K dated February 26, 1998 was filed for Item
               1.









                                       2





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

                              DRESSER INDUSTRIES, INC.


                              By:  /s/ Kenneth J. Kotara
                                   Kenneth J. Kotara
                                   Controller

Dated: April 16,1998










































                                       3





                                 EXHIBIT INDEX


EXHIBIT   DESCRIPTION


10.1 Agreement and Plan of Merger dated February 25, 1998 by and between Halliburton Company, Halliburton, N.C., Inc. and Dresser Industries, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended January 31, 1998.)

10.2 Stock Option Agreement, dated February 25, 1998 by and between Dresser Industries, Inc. and Halliburton Company. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended January 31, 1998.)

10.3      Form of Severance Agreement.  (Incorporated by reference to Exhibit
          10.3 to Registrant's Form 10-Q for the period ended January 31, 1998.)

10.4 Agreement between Dresser Industries, Inc. and George H. Juetten and amendment. (Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the period ended January 31, 1998.)

10.5 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan. (Incorporated by reference to Exhibit
          10.5 to Registrant's Form 10-Q for the period ended January 31, 1998.)


27.1 Financial Data Schedule. (Incorporated by reference to Exhibit 27 to Registrant's Form 10-Q for the period ended January 31, 1998.) (Pursuant to Item 601(c)(1)(vi) of Regulation S-K, the Financial Data
          Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

27.2 Restated Financial Data Schedule. (Pursuant to Item 601(c)(1)(vi) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

27.3 Restated Financial Data Schedule. (Pursuant to Item 601(c)(1)(vi) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

27.4 Restated Financial Data Schedule. (Pursuant to Item 601(c)(1)(vi) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)