Form 10-Q
period 1998-04-30
DRESSER INDUSTRIES INC /DE/
filed 1998-06-12
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended April 30, 1998.

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

Registrant's telephone number, including area code -- 214-740-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No      .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 31, 1998
Common Stock, par value $.25                                175,750,663

                         INDEX

                                                                      Page
                                                                     Number

Part I.   Financial Information

   Management's Representation                                         3
   Condensed Consolidated Statements of Earnings
          for the three months and six months ended
          April 30, 1998 and 1997                                      4
   Condensed Consolidated Balance Sheets
          as of April 30, 1998 and October 31, 1997                    5
   Condensed Consolidated Statements of Cash Flows
          for the six months ended April 30, 1998 and 1997             6
   Notes to Condensed Consolidated Financial Statements               7-11
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        12-15

Part II. Other Information

   Legal Proceedings                                                  16
   Changes in Securities                                              16
   Exhibits and Reports on Form 8-K                                   17

Signature    17

Exhibit Index

   Exhibit 10.1 Amendment No. 1 to the Supplemental Executive Retirement
                Plan of Dresser Industries, Inc.

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of April 30, 1998 and October 31, 1997, the results of operations for the three months and six months ended April 30, 1998 and 1997, and cash flows for the six months ended April 30, 1998 and 1997. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       (In Millions Except Per Share Data)

                                  Three Months Ended     Six Months Ended
                                       April 30,             April 30,
                                  1998         1997      1998         1997
                                    (Unaudited)             (Unaudited)

Revenues                         $ 2,007.6 $ 1,771.3  $ 3,743.8   $ 3,475.8
Cost of revenues                  (1,570.2) (1,364.6)  (2,908.3)   (2,707.3)
  Gross earnings                     437.4     406.7      835.5       768.5

Selling, engineering,
  administrative and general
  expenses                          (267.8)   (267.1)    (531.0)     (525.1)

Special charges                        -         -        (30.2)        -

Other income (deductions)
  Interest expense, net              (15.4)    (15.2)     (29.1)      (30.0)
  Other, net                           (.9)      (.5)      (4.3)       (2.7)

  Earnings before items
    below                            153.3     123.9      240.9       210.7

Income taxes                         (55.2)    (43.4)     (86.7)      (73.8)

Minority interest                     (5.1)     (5.7)        .9       (10.0)

  Net earnings                    $   93.0  $   74.8   $  155.1    $  126.9

Basic earnings per
  common share                    $    .53  $    .42   $    .88    $    .72

Diluted earnings per
  common share                    $    .53  $    .42   $    .88    $    .72

Cash dividends per
  common share                    $    .19  $    .17   $    .38    $    .34

Basic average common shares
  outstanding                        175.6     176.2      175.5       176.0

Diluted average common
  shares outstanding                 176.7     176.7      176.5       176.7

[FN]
<F1>See accompanying Notes to Condensed Consolidated Financial Statements.


                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)
                                                  April 30,  October 31,
            ASSETS                                  1998         1997
                                                 (Unaudited)
Current Assets
  Cash and cash equivalents                       $  123.0    $  162.8
  Notes and accounts receivable, net               1,154.8     1,181.8
  Inventories, net                                 1,027.6       972.3
  Deferred income taxes                               96.3        96.0
  Other current assets                                54.1        58.7
    Total Current Assets                           2,455.8     2,471.6

Investments in and receivables from
  unconsolidated affiliates                          321.5       320.3
Goodwill, net                                        822.1       803.7
Deferred income taxes                                182.2       181.7
Other assets                                         216.2       217.8

Property, plant and equipment - at cost            2,736.3     2,658.0
Accumulated depreciation and amortization          1,619.3     1,554.3
    Net Property                                   1,117.0     1,103.7
      Total Assets                                $5,114.8    $5,098.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                 $  161.0    $   48.1
  Accounts payable                                   540.6       566.0
  Contract advances                                  278.7       334.6
  Accrued compensation and benefits                  247.5       253.8
  Income taxes                                        88.9       122.1
  Other current liabilities                          379.6       362.8
    Total Current Liabilities                      1,696.3     1,687.4

Long-term debt                                       758.0       758.0
Employee retirement and postemployment
  benefit obligations                                608.2       622.3
Deferred compensation, insurance
  reserves and other liabilities                     152.6       155.2
Minority interest                                    120.9       143.7

Shareholders' Equity
  Common shares                                       46.2        46.2
  Capital in excess of par value                     449.8       452.8
  Retained earnings                                1,704.2     1,615.8
  Cumulative translation adjustments                (134.4)     (112.2)
  Pension liability adjustment                        (3.9)       (3.9)
                                                   2,061.9     1,988.7
  Less treasury shares, at cost                      283.1       266.5
    Total Shareholders' Equity                     1,778.8     1,732.2
      Total Liabilities and
        Shareholders' Equity                      $5,114.8    $5,098.8
Actual common shares outstanding                     175.7       175.6

[FN]
<F1>See accompanying Notes to Condensed Consolidated Financial Statements.



                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                               Six Months Ended
                                                  April 30,
                                              1998         1997
                                                 (Unaudited)

Cash flows from operating activities:
  Net earnings                             $  155.1     $  126.9
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization           123.0        126.1
      Equity earnings from
        unconsolidated affiliates             (50.1)       (19.1)
      Minority interest                         (.9)        10.0
      Contract advances                       (44.6)        (1.5)
      Changes in working capital             (120.8)      (189.4)
      Other - net                              20.0         (4.6)

      Net cash provided by
        operating activities                   81.7         48.4

Cash flows from investing activities:
  Capital expenditures                       (129.1)      (114.6)
  Business acquisitions                       (25.8)        (3.6)
  Proceeds from sale of assets                  1.2         24.1

    Net cash used by investing
      activities                             (153.7)       (94.1)

Cash flows from financing activities:
  Dividends paid                              (66.7)       (59.8)
  Purchases of common shares for
    Treasury                                  (39.8)       (19.0)
  Issuance of common shares                    22.7          9.2
  Increase in short-term debt                 112.9         26.5
  Decrease in long-term debt                     -          (1.5)

    Net cash provided (used) by
      financing activities                     29.1        (44.6)

Effect of translation adjustments on
  cash                                          3.1          1.9

Net decrease in cash and cash
  equivalents                                 (39.8)       (88.4)

Cash and cash equivalents,
  beginning of period                         162.8        232.4

Cash and cash equivalents,
  end of period                            $  123.0     $  144.0

[FN]
<F1>See accompanying Notes to Condensed Consolidated Financial Statements.


                    DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 30, 1998
                                   (Unaudited)

NOTE A - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)

                                    Three Months Ended      Six Months Ended
                                       April 30,                 April 30,
                                    1998        1997        1998        1997
REVENUES

  Petroleum Products and
    Services                       $  709.6  $  644.6      $1,354.9  $1,247.3

  Engineering Services                600.9     444.5       1,101.0     901.7

  Energy Equipment                    702.0     688.1       1,297.2   1,336.5

  Eliminations                         (4.9)     (5.9)         (9.3)     (9.7)

    Total revenues                 $2,007.6  $1,771.3      $3,743.8  $3,475.8

OPERATING PROFIT

  Petroleum Products and
    Services                       $  104.1  $   72.8      $  195.6  $  142.2

  Engineering Services                 29.9      21.7          59.1      45.5

  Energy Equipment                     54.1      63.8          59.2      93.1

    Total segment operating
      profit                          188.1     158.3         313.9     280.8

General corporate expenses            (19.4)    (19.2)        (43.9)    (40.1)

Interest expense, net                 (15.4)    (15.2)        (29.1)    (30.0)
  Earnings before taxes and
    minority interest              $  153.3  $  123.9      $  240.9  $  210.7


Beginning this quarter, goodwill amortization has been included as a component of operating profit by segment. Included in the above operating profit is goodwill amortization as follows:

Petroleum Products and
  Services                       $ 2.3     $ 2.6    $ 4.4    $ 5.2
Engineering Services               2.6       2.7      5.3      5.3
Energy Equipment                   2.5       2.5      5.0      4.9
                                 $ 7.4     $ 7.8    $14.7    $15.4

Also included in the Energy Equipment operating profit for the six months ended April 30, 1998 are nonrecurring items of $30.2 million.


NOTE B - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):


                                   Three Months Ended    Six Months Ended
                                       April 30,             April 30,
                                   1998          1997    1998        1997

Share of earnings of
  unconsolidated affiliates
    Ingersoll-Dresser Pump
      (49% owned)                 $  6.7       $  5.9   $ 16.0     $ 15.1
    Bredero-Shaw (50% owned)        16.8           -      29.4         -
    Other affiliates                 2.7          2.2      4.7        4.0
                                  $ 26.2       $  8.1   $ 50.1     $ 19.1

                                        April 30,           October 31,
                                          1998                  1997

Investments in and receivables
  from unconsolidated affiliates
    Ingersoll-Dresser Pump (49% owned)  $  135.8             $  133.2
    Bredero-Shaw (50% owned)               137.3                139.0
    Other affiliates                        48.4                 48.1
                                        $  321.5             $  320.3


NOTE C - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):

                                                 April 30,      October 31,
                                                   1998            1997
  Finished products and work
    in process                                   $  797.4       $  783.2
  Raw materials and supplies                        230.2          189.1
                                                 $1,027.6       $  972.3

NOTE D - DIVIDENDS

On May 6, 1998 the Company declared a quarterly dividend of $.19 per share of common stock payable on June 22, 1998 to shareholders of record on June 1, 1998.


NOTE E - LITIGATION AND CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J - Commitments and Contingencies - in the Company's 1997 Annual Report on Form 10-K for a complete discussion of these matters. A discussion of significant changes subsequent to October 31, 1997 follows.

ASBESTOSIS LITIGATION

The Company has approximately 71,300 pending claims at April 30, 1998 with approximately 9,000 new claims filed and approximately 7,900 claims resolved during the second quarter of the fiscal year. Certain settlements previously reported, covering approximately 19,300 claims, are carried as pending until releases are signed.

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

                                            April 30,  October 31,
                                              1998        1997
   Baroid Corporation
    Current assets                         $1,022.8     $  919.9
    Noncurrent assets                         466.4        447.4
      Total                                $1,489.2     $1,367.3

    Current liabilities                    $  516.6     $  441.8
    Noncurrent liabilities                    264.8        300.9
    Shareholders' equity                      707.8        624.6
      Total                                $1,489.2     $1,367.3

                                Three Months Ended      Six Months Ended
                                    April 30,               April 30,
                                1998         1997       1998        1997

    Revenues                   $ 561.9     $ 474.4    $1,087.3  $  904.3
    Gross earnings             $ 154.0     $ 131.5    $  303.8  $  254.3
    Earnings from operations   $  77.8     $  59.9    $  150.5  $  112.6
    Other income (deductions)     (2.0)       (2.7)       (2.6)     (7.7)
    Earnings before taxes
      and minority interests      75.8        57.2       147.9     104.9
    Income taxes                 (27.2)      (20.0)      (53.2)    (36.7)
    Minority interest             (2.4)        (.4)       (2.7)      (.3)
    Net earnings               $  46.2     $  36.8    $   92.0  $   67.9


NOTE G - PROPOSED MERGER

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

The approval process for the proposed merger is proceeding. The two companies announced on May 8, 1998 that special shareholder meetings to consider and vote on issues related to the proposed merger will be held in Dallas on June 25, 1998. Dresser shareholders will consider and vote on the merger at their meeting.

Dresser and Halliburton are continuing to provide requested information to the Antitrust Division of the U.S. Department of Justice and to cooperate with regulatory bodies of certain other countries. The two companies expect to complete the merger by the fall of 1998.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO 1997

Diluted earnings per share for the second quarter of 1998 increased 26 percent to $.53 per share compared to $.42 per share in 1997. Revenues for the quarter increased 13 percent to $2.0 billion and operating profit improved 19 percent to $188.1 million versus the 1997 quarter. Beginning this quarter, goodwill amortization has been reflected as a component of operating profit. Prior period operating profit has been restated to reflect goodwill amortization.

The Company began reporting its interest in the Bredero-Shaw joint venture under the equity method as of the beginning of this fiscal year. The joint venture results were fully consolidated in 1997. Adjusting for the effect of deconsolidating Bredero-Shaw, the Company's revenues increased 19 percent, and operating profit increased 21 percent for the quarter.

For the six months ended April 30, 1998, diluted earnings per share were $.88, a 22 percent increase from $.72 in 1997. The 1998 six-month results include nonrecurring charges of $12.0 million, or $.07 per share incurred in the first quarter (after tax and minority interest). These charges relate to capacity reductions and other efficiency measures at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures.

For the six months, revenues of $3.7 billion increased 8 percent and operating profit of $313.9 million was up 12 percent versus last year. Adjusting for the effect of deconsolidating Bredero-Shaw as noted above, revenues increased 13 percent and operating profits increased 16 percent versus the six months in 1997.

Total backlog of $6.3 billion at April 30, 1998 was an all-time high and was up 18 percent from a year ago. The backlog included $4.1 billion for Engineering Services, $1.7 billion for Energy Equipment and $.5 billion for Petroleum Products and Services.


INDUSTRY SEGMENT ANALYSIS - THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO 1997

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

Revenues of $709.6 million for the quarter and $1.35 billion for the six months rose 10 percent and 9 percent, respectively, from the same 1997 periods. Operating profit of $104.1 million for the quarter and $195.6 million for the six months improved 43 percent and 38 percent, respectively. Adjusting for the effect of deconsolidating Bredero-Shaw (see discussion in Consolidated Operations above), segment revenues increased 26 percent for the quarter and 27 percent for the six months, while segment operating profit increased
48 percent for the quarter and 47 percent for the six months.

Baroid Drilling Fluids and Sperry-Sun recorded substantial performance gains. Baroid experienced significant business growth in the Gulf of Mexico and Latin America. Sperry-Sun benefitted from additional activity in formation evaluation and directional drilling product lines. Both Baroid and Sperry-Sun had better product and service mix.

Wellstream and SubSea, the deepwater offshore businesses, also saw significant growth in revenues and operating profit. The new Wellstream facility in the U.K. not only generated business in the North Sea but also enabled more of the capacity at the Panama City, Florida facility to be used to meet additional product demand in South America.

The Bredero-Shaw joint venture continues its strong performance with higher activity levels seen in virtually all markets.

ENGINEERING SERVICES SEGMENT (THE M.W. KELLOGG OPERATIONS)

M. W. Kellogg's operating profit increased 38 percent in the quarter to $29.9 million from $21.7 million in the prior year. Revenues in the quarter rose to $600.9 million from $444.5 million in the prior year, a 35 percent increase. For the six months, operating profit increased 30 percent to $59.1 million from $45.5 million last year, and revenues increased 22 percent to $1.1 billion from $.9 billion last year. The improved performance reflected strong levels of activity in global LNG, gas processing, oil and gas production and fertilizer markets. Despite higher bid and proposal costs, operating margins were strong.

Backlog of $4.1 billion at April 30, 1998 was 32 percent higher than a year ago. The increase in backlog reflected numerous awards, particularly a major multi-year petrochemical complex for a customer in Singapore. Backlog is comprised of 34 percent LNG, 39 percent oil and gas, 5 percent fertilizers, 20 percent petrochemicals and 2 percent refining and all other projects.

ENERGY EQUIPMENT SEGMENT

Revenues for the quarter were $702.0 million, up slightly from the prior year. The quarter's operating profit of $54.1 million was down 15 percent from the prior year primarily as a result of lower earnings at Dresser-Rand and Waukesha.

For the six months, revenues of $1.3 billion were down slightly from 1997. Six-month operating profit, including nonrecurring charges, was $59.2 million, down 36 percent from 1997. As noted in the discussion of consolidated operations, Dresser-Rand and Ingersoll-Dresser Pump incurred nonrecurring charges of $30.2 million ($12.0 million after tax and minority interest) in the first quarter of 1998. Excluding nonrecurring charges, six-month operating profit was down 4 percent from 1997. Dresser-Rand is proceeding under its restructuring plan and has incurred approximately $6.1 million in charges against the restructuring provision. Costs incurred relate primarily to employee costs and property costs at its U.K. facility.

Dresser-Rand revenues for the quarter were up, but earnings were down as a result of lower aftermarket sales. Excluding the nonrecurring charges, Dresser-Rand six-month earnings were down from 1997 on lower revenues, primarily due to lower complete machine sales and lower aftermarket sales. The earnings impact of the lower volume was partially offset by lower costs due to the restructuring begun in late 1997. Excluding its nonrecurring charges, Ingersoll-Dresser Pump earnings were up slightly from 1997 for the quarter and the six months.

Wayne and Energy Valve saw revenues and earnings increase over last year for both the quarter and the six months. Successful product introductions at the Wayne fuel dispenser business resulted in substantial increases in earnings over last year, with growth in the U.S., Europe and South America. Energy Valve revenues and earnings were up from last year, with favorable variances coming from cost improvements, better product mix and increased volume. Waukesha earnings were down significantly from last year due to an unfavorable product mix, cost increases and aggressive discounting by competitors.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating activities generated positive cash flow of $81.7 million during the six months ended April 30, 1998 compared with $48.4 million generated a year ago. The improvement between years was essentially due to favorable working capital changes, partially offset by a decrease in contract advances at Dresser-Rand and M.W. Kellogg. Short-term debt increased $112.9 million during the six months. Significant expenditures during the six months included $129.1 million for capital expenditures, $39.8 million for common share purchases and $66.7 million for dividends.

Total debt was $919.0 million as of April 30, 1998 compared with $806.1 million at October 31, 1997. Total debt was 34 percent of total book capitalization as of April 30, 1998 compared with 32 percent as of October 31, 1997. Net debt to net book capitalization was 31 percent at April 30, 1998 compared with 27 percent at October 31, 1997.

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


                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In connection with the previously announced proposed merger between the Company and Halliburton Company, the following three lawsuits have been filed: GRILL V. DRESSER INDUSTRIES, INC. (Del. Ct. Chancery, C.A. No. 16208), WRIGG V. BRADFORD (Del. Ct. Chancery, C.A. No. 16209) and GREEN V. DRESSER INDUSTRIES, INC. (Del. Ct.
          Chancery, C.A. No. 16222). The Company and its directors have been named as defendants in these lawsuits filed in late February and early March in the Delaware Court of Chancery.

          The lawsuits each purport to be a class action filed on behalf of the Company's stockholders and allege that the consideration to be paid to stockholders in the proposed merger between the Company and Halliburton Co. is inadequate and does not reflect the true value of the Company. The complaints also each allege that the directors of the Company have breached their fiduciary duties in approving the merger. The GRILL and GREEN actions further allege self-dealing on the part of the individual defendants and assert that the directors are obliged to conduct an auction to assure that stockholders receive the maximum realizable value for their shares. All three actions seek preliminary and permanent injunctive relief as well as damages.

          The parties to the three lawsuits have agreed to the terms of a proposed Order of Consolidation which, if entered by the Court, will require the filing of a consolidated and amended complaint. The various defendants' time to respond to the original complaints in the three actions has been extended by agreement of the parties in anticipation of the filing of an amended complaint.

          The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.

ITEM 2.   CHANGES IN SECURITIES

          (c) In May 1998, the Company issued 83 shares of Common Stock ($.25 par value) to one officer of the Company in connection with exercises of stock options. Under the terms of the Company's 1989 Restricted Incentive Stock Plan (Plan), one restricted share will be issued for every five shares of the related stock option exercised. Stock issued pursuant to the Plan is not registered.

               No consideration for the unregistered shares was exchanged.

               In issuing the above securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (the Securities Act) provided by Section 4(2) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Exhibit 10.1 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc.

               Exhibit 27     Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended April 30, 1998.


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

                                   DRESSER INDUSTRIES, INC.



                                   By:  /s/ Kenneth J. Kotara
                                        Kenneth J. Kotara
                                        Controller


Dated: June 12,1998


                                  EXHIBIT INDEX


EXHIBIT   DESCRIPTION


10.1 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc.

  27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or
          Section 18 of the Securities Exchange Act of 1934, as amended.)