Form 10-Q
period 1998-07-31
DRESSER INDUSTRIES INC /DE/
filed 1998-09-14
CIK 30099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     for the quarterly period ended July 31, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at August 31, 1998
Common Stock, par value $.25                     175,931,500


                             INDEX

                                                                   Page
                                                                  Number

Part I.   Financial Information

   Management's Representation                                       3
   Condensed Consolidated Statements of Earnings
          for the three months and nine months ended
          July 31, 1998 and 1997                                     4
   Condensed Consolidated Balance Sheets
          as of July 31, 1998 and October 31, 1997                   5
   Condensed Consolidated Statements of Cash Flows
          for the nine months ended July 31, 1998 and 1997           6
   Notes to Condensed Consolidated Financial Statements             7-10
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      11-14

Part II. Other Information

   Legal Proceedings                                                15
   Changes in Securities                                            15
   Submission of Matters to a Vote of Security Holders              16
   Exhibits and Reports on Form 8-K                                 16

Signature                                                           16

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Dresser Industries, Inc. and subsidiaries as of July 31, 1998 and October 31, 1997, the results of operations for the three months and nine months ended July 31, 1998 and 1997, and cash flows for the nine months ended July 31, 1998 and 1997. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.


           DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (In Millions Except Per Share Data)

                           Three Months Ended          Nine Months Ended
                                  July 31,                   July 31,
                            1998         1997          1998       1997
                               (Unaudited)               (Unaudited)

Revenues . . . . . . . .   $2,105.7    $1,872.3      $5,849.5    $5,348.1
Cost of revenues . . . .   (1,637.8)   (1,435.1)     (4,546.1)   (4,142.4)
   Gross earnings. . . .      467.9       437.2       1,303.4     1,205.7

Selling, engineering, admini-
   strative and general
   expenses. . . . . . .     (266.9)     (272.3)       (797.9)     (797.4)

Special charges. . . . .         -         (9.7)        (30.2)       (9.7)

Other income (deductions)
   Interest expense, net      (15.7)      (14.5)        (44.8)      (44.5)
   Other, net. . . . . .        (.7)       (1.4)         (5.0)       (4.1)

   Earnings before items
          below. . . . .      184.6       139.3         425.5       350.0

Income taxes . . . . . .      (66.6)      (48.7)       (153.3)     (122.5)

Minority interest. . . .       (9.2)       (9.1)         (8.3)      (19.1)

   Net earnings  . . . .    $ 108.8    $   81.5       $ 263.9     $ 208.4


Basic earnings per
   common share. . . . .    $   .62    $    .47       $  1.50     $  1.19

Diluted earnings per
   common share. . . . .    $   .61    $    .46       $  1.49     $  1.18

Cash dividends per
   common share. . . . .    $   .19    $    .17       $   .57     $   .51

Basic average common shares
   outstanding . . . . .      175.8       175.2         175.6       175.8

Diluted average common
   shares outstanding. .      176.8       176.1         176.6       176.5

See accompanying Notes to Condensed Consolidated Financial Statements.

           DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In Millions)

                                                   July 31,  October 31,
            ASSETS                                  1998         1997
                                                 (Unaudited)
Current Assets
   Cash and cash equivalents . . . . . . . . . .  $  117.0    $  162.8
   Notes and accounts receivable, net. . . . . .   1,135.4     1,181.8
   Inventories, net. . . . . . . . . . . . . . .   1,040.3       972.3
   Deferred income taxes . . . . . . . . . . . .      96.4        96.0
   Other current assets. . . . . . . . . . . . .      54.4        58.7
          Total Current Assets . . . . . . . . .   2,443.5     2,471.6

Investments in and receivables from
   unconsolidated affiliates . . . . . . . . . .     316.3       320.3
Goodwill, net. . .                                   825.4       803.7
Deferred income taxes. . . . . . . . . . . . . .     182.5       181.7
Other assets . .                                     194.5       217.8

Property, plant and equipment - at cost. . . . .   2,784.1     2,658.0
Accumulated depreciation and amortization. . . .   1,649.6     1,554.3
          Net Property . . . . . . . . . . . . .   1,134.5     1,103.7
            Total Assets . . . . . . . . . . . .  $5,096.7    $5,098.8

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term debt   . . . . . . . . . . . . . .  $  131.2    $   48.1
   Accounts payable . . .                            515.3       566.0
   Contract advances . . . . . . . . . . . . . .     213.6       334.6
   Accrued compensation and benefits . . . . . .     272.1       253.8
   Income taxes. . . . . . . . . . . . . . . . .      98.9       122.1
   Other current liabilities . . . . . . . . . .     377.7       362.8
          Total Current Liabilities. . . . . . .   1,608.8     1,687.4

Long-term debt . .                                   759.2       758.0
Employee retirement and postemployment
   benefit obligations . . . . . . . . . . . . .     593.2       622.3
Deferred compensation, insurance
   reserves and other liabilities. . . . . . . .     150.7       155.2
Minority interest  . . . . . . . . . . . . . . .     136.0       143.7

Shareholders' Equity
   Common shares . . . . . . . . . . . . . . . .      46.2        46.2
   Capital in excess of par value. . . . . . . .     445.2       452.8
   Retained earnings . . . . . . . . . . . . . .   1,779.6     1,615.8
   Cumulative translation adjustments. . . . . .    (146.4)     (112.2)
   Pension liability adjustment. . . . . . . . .      (3.9)       (3.9)
                                                   2,120.7     1,998.7
   Less treasury shares, at cost . . . . . . . .     271.9       266.5
          Total Shareholders' Equity . . . . . .   1,848.8     1,732.2
            Total Liabilities and
              Shareholders' Equity . . . . . . .  $5,096.7    $5,098.8
Actual common shares outstanding . . . . . . . .     175.9       175.6

See accompanying Notes to Condensed Consolidated Financial Statements.

           DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Millions)

                                                    Nine Months Ended
                                                         July 31,
                                                     1998         1997
                                                        (Unaudited)

Cash flows from operating activities:
   Net earnings. . . . . . . . . . . . . . . . .    $ 263.9     $ 208.4
   Adjustments to reconcile net earnings
          to cash flow:
            Depreciation and amortization. . . .      187.8       191.9
            Equity earnings from
              unconsolidated affiliates
              net of dividends and advances. . .      (11.7)       (6.2)
            Minority interest . .                       8.3        19.1
            Contract advances. . . . . . . . . .     (105.9)      (77.7)
            Changes in working capital . . . . .     (153.0)     (231.3)
            Other - net. . . . . . . . . . . . .       24.4        (5.4)

            Net cash provided by
              operating activities . . . . . . .      213.8        98.8

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . .     (210.2)     (186.6)
   Business acquisitions . . . . . . . . . . . .      (39.2)       (3.6)
   Proceeds from sale of assets. . . . . . . . .       20.9       127.9

          Net cash used by investing
            activities . . . . . . . . . . . . .     (228.5)      (62.3)

Cash flows from financing activities:
   Dividends paid. . . . . . . . . . . . . . . .     (100.1)      (89.6)
   Purchases of common shares for
          Treasury . . . . . . . . . . . . . . .      (39.8)      (41.9)
   Issuance of common shares . . . . . . . . . .       27.6        17.3
   Increase (decrease) in short-term debt. . . .       83.1       (26.9)
   Increase (decrease) in long-term debt . . . .        1.2        (2.1)

          Net cash used by financing
             activities. . . . . . . . . . . . .      (28.0)     (143.2)

Effect of translation adjustments on
   cash    . . . . . . . . . . . . . . . . . . .       (3.1)        5.4

Net decrease in cash and cash
   equivalents . . . . . . . . . . . . . . . . .      (45.8)     (101.3)

Cash and cash equivalents,
   beginning of period . . . . . . . . . . . . .      162.8       232.4

Cash and cash equivalents,
   end of period . . . . . . . . . . . . . . . .   $  117.0    $  131.1


See accompanying Notes to Condensed Consolidated Financial Statements.


           DRESSER INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1998
                          (Unaudited)

NOTE A - INFORMATION BY INDUSTRY SEGMENT (IN MILLIONS)

                               Three Months Ended       Nine Months Ended
                                      July 31,               July 31,
                                1998         1997        1998        1997

REVENUES

   Petroleum Products and
    Services . . . . . . .   $ 673.4     $ 700.0      $2,028.3   $1,947.3

  Engineering Services . .     664.1       465.7       1,765.1    1,367.4

  Energy Equipment . . . .     773.3       717.2       2,070.5    2,053.7

  Eliminations . . . . . .      (5.1)      (10.6)        (14.4)     (20.3)

    Total revenues . . . .  $2,105.7    $1,872.3      $5,849.5   $5,348.1

OPERATING PROFIT

  Petroleum Products and
    Services . . . . . . .  $  108.5    $   75.0       $ 304.1    $ 217.2

  Engineering Services . .      29.5        24.2          88.6       69.7

  Energy Equipment . . . .      84.8        71.8         144.0      164.9

    Total segment operating
      profit . . . . . . . .   222.8       171.0         536.7      451.8

General corporate expenses     (22.5)      (17.2)        (66.4)     (57.3)
Interest expense, net  . .     (15.7)      (14.5)        (44.8)     (44.5)
  Earnings before taxes and
    minority interest. ..   $  184.6    $  139.3       $ 425.5    $ 350.0

Beginning with the second quarter of 1998, goodwill amortization has been included as a component of operating profit by segment. Included in the above operating profit is goodwill amortization as follows:

Petroleum Products and
  Services . . . . . . . .    $ 2.2  $ 2.5   $ 6.6   $ 7.7
Engineering Services . . .      2.7    2.7     8.0     8.0
Energy Equipment . . . . .      2.3    2.4     7.3     7.3
                              $ 7.2  $ 7.6   $21.9   $23.0

Also included in the Energy Equipment operating profit for the nine months ended July 31, 1998 are nonrecurring items of $30.2 million. Included in the Petroleum Products and Services operating profit for the three months and nine months ended July 31, 1997 are nonrecurring items of $9.7 million.

NOTE B - UNCONSOLIDATED AFFILIATED COMPANIES

The Company has several investments in less than majority owned affiliates. A summary of the impact of these investments on the condensed consolidated financial statements follows (in millions):

                            Three Months Ended          Nine Months Ended
                                 July 31,                  July 31,
                             1998      1997             1998     1997

Share of earnings of
   unconsolidated affiliates
      Ingersoll-Dresser Pump
        (49% owned) . . . . $ 10.0    $ 7.0            $ 26.0   $ 22.1
      Bredero-Shaw
        (50% owned) . . . .   16.7        -              46.1        -
      Other affiliates . .     3.3      3.1               8.0      7.1
                            $ 30.0   $ 10.1            $ 80.1   $ 29.2

                                     July 31,          October 31,
                                      1998                1997

Investments in and receivables
   from unconsolidated affiliates
          Ingersoll-Dresser Pump
            (49% owned) . . . . . .$  142.5            $  133.2
          Bredero-Shaw
            (50% owned) . . . . . .   126.3               139.0
          Other affiliates . . . ..    47.5                48.1
                                   $  316.3            $  320.3

NOTE C - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results is based on management's estimates of expected year-end inventories.

Inventories include the following (in millions):
                                                  July 31,   October 31,
                                                   1998         1997
          Finished products and work in
            process. . . . . . . . . . . . .   $  807.4      $  783.2
          Raw materials and supplies . . . .      232.9         189.1
                                               $1,040.3      $  972.3

NOTE D - DIVIDENDS

On August 21, 1998 the Company declared a quarterly dividend of $.19 per share of common stock payable on September 21, 1998 to shareholders of record on September 1, 1998.

NOTE E - LITIGATION AND CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. See Note J - Commitments and Contingencies - in the Company's 1997 Annual Report on Form 10-K for a complete discussion of these matters. A discussion of significant changes subsequent to October 31, 1997 follows.

ASBESTOSIS LITIGATION

The Company has approximately 69,600 pending claims at July 31, 1998 with approximately 9,100 new claims filed and approximately 10,800 claims resolved during the third quarter of the fiscal year. Certain settlements previously reported, covering approximately 16,300 claims, are carried as pending until releases are signed.

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

NOTE F - PROPOSED MERGER

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

The proposed merger was approved by the shareholders of both companies on June 25, 1998. The Company and Halliburton have provided requested information to the Antitrust Division of the U.S. Department of Justice and continue to cooperate with regulatory bodies of certain other countries.
On July 6, 1998 the Company and Halliburton received the European Commission's decision that the Commission will not oppose the merger of the two companies. On July 9, 1998 the Company received an Advance Ruling Certificate from the Canadian Bureau of Competition Policy clearing the merger of the two companies. The two companies expect to complete the merger by the fall of 1998.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1998 COMPARED TO 1997

Diluted earnings per share for the third quarter of 1998 increased 33 percent to $.61 per share compared to $.46 per share in 1997, which included a nonrecurring loss of $9.7 million ($6.3 million after tax), or $.03 per share from the sale of certain assets of the Company's SubSea business. Revenues for the quarter increased 12 percent to $2.1 billion, and operating profit improved 30 percent to $222.8 million versus the 1997 quarter. Beginning with the quarter ended April 30, 1998, goodwill amortization has been included in operating profit and prior period operating profit has been restated to also include goodwill amortization.

The Company began reporting its interest in the Bredero-Shaw joint venture under the equity method as of the beginning of this fiscal year. The joint venture results were fully consolidated in 1997. Adjusting for the effect of deconsolidating Bredero-Shaw, the Company's revenues for the third quarter increased 17 percent, and operating profit increased 33 percent for the quarter.

For the nine months ended July 31, 1998, diluted earnings per share were $1.49, a 26 percent increase from $1.18 in 1997. The 1998 nine-month results include nonrecurring charges of $30.2 million ($12.0 million after tax and minority interest), or $.07 per share incurred in the first quarter. These charges relate to capacity reductions and other efficiency measures at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures. The nine months of 1997 included the loss on the SubSea asset sale.

For the nine months, revenues of $5.8 billion were up 9 percent and operating profit of $536.7 million was up 19 percent versus last year. Adjusting for the effect of deconsolidating Bredero-Shaw as noted above, revenues increased 15 percent and operating profits increased 22 percent versus the nine months in 1997.

Total backlog of $5.9 billion at July 31, 1998 was up 9 percent from a year ago. The backlog included $3.9 billion for Engineering Services, $1.6 billion for Energy Equipment and $.4 billion for Petroleum Products and Services.

INDUSTRY SEGMENT ANALYSIS - THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1998 COMPARED TO 1997

See Note A to Condensed Consolidated Financial Statements for details of financial information by Industry Segment.

PETROLEUM PRODUCTS AND SERVICES SEGMENT

Third quarter operating profit rose 45 percent to $108.5 million, while reported revenues of $673.4 million were off 4 percent. For the nine months, revenues rose 4 percent to $2.03 billion and operating profit rose 40 percent to $304.1 million. Adjusting for the effect of deconsolidating Bredero-Shaw (see discussion in Consolidated Operations above), revenues increased 8 percent for the quarter and 20 percent for the nine months, while operating profit increased 51 percent for the quarter and 49 percent for the nine months.

Earnings of the drilling and production related businesses improved despite the global rig count being down 14 percent in the quarter from a year earlier due to the weakness in oil prices. Baroid Drilling Fluids and Sperry-Sun had substantial performance gains on a year-to-date basis. Baroid experienced significant business growth from the high quality of wells serviced in the Gulf of Mexico and Alaska. Sperry-Sun benefitted from favorable activity in formation evaluation and directional drilling product lines.

Excluding the loss on the asset sale in the third quarter of 1997, SubSea's results for the quarter were down from the prior year on lower volume. For the nine months, SubSea was significantly ahead of last year as it benefitted from higher ROV utilization rates and activity levels in the North Sea and Brazil. Wellstream had significant growth in revenues and operating profit in both the three months and the nine months. The new Wellstream facility in the U.K. not only generated business in the North Sea but also enabled more of the capacity at the Panama City, Florida facility to be used to meet additional product demand in South America.

The Bredero-Shaw joint venture earnings increased in both the three months and the nine months with higher activity levels seen in virtually all markets.

ENGINEERING SERVICES SEGMENT (THE M.W. KELLOGG OPERATIONS)

M. W. Kellogg's operating profit increased 22 percent in the quarter to $29.5 million from $24.2 million in the prior year. Revenues in the quarter rose to $664.1 million from $465.7 million in the prior year, a 43 percent increase. For the nine months, operating profit increased 27 percent to $88.6 million from $69.7 million last year, and revenues increased 29 percent to $1.8 billion from $1.4 billion last year. The improved results were attributable mainly to higher activity levels from major LNG projects in Asia and Africa, an enhanced oil recovery project in Africa and a major ethylene project in Singapore.

Backlog at July 31, 1998 remained strong at $3.9 billion and was up 22 percent from $3.2 billion at the end of the third quarter of 1997. Backlog was comprised of 38 percent oil and gas, 29 percent LNG, 25 percent petrochemicals and 8 percent other.

ENERGY EQUIPMENT SEGMENT

Revenues for the quarter were $773.3 million, up 8 percent from the prior year. The quarter's operating profit of $84.8 million was up 18 percent from the prior year. The benefits of the Dresser-Rand and Ingersoll-Dresser Pump restructuring initiatives begun late last year led to a 34 percent increase in third quarter operating profit for these joint ventures.

For the nine months, revenues of $2.07 billion were up slightly from 1997. Nine-month operating profit, including nonrecurring charges, was $144.0 million, down 13 percent from 1997. As noted in the discussion of consolidated operations, Dresser-Rand and Ingersoll-Dresser Pump incurred nonrecurring charges of $30.2 million ($12.0 million after tax and minority interest) in the first quarter of 1998. Excluding nonrecurring charges, nine-month operating profit was up 6 percent from 1997. Dresser-Rand is proceeding under its restructuring plan and has incurred approximately $17.2 million in charges against the restructuring accrual. Costs incurred relate primarily to employee costs and property costs at its U.K. facility.

Dresser-Rand revenues and earnings for the quarter were up substantially from last year. Excluding the nonrecurring charges, Dresser-Rand nine-month earnings were up slightly from 1997 on slightly lower revenues. The impact of reduced earnings from lower domestic complete unit sales and lower domestic and European parts sales was offset by lower costs due to the restructuring initiatives. Excluding the nonrecurring charges, Ingersoll-Dresser Pump earnings were up significantly from 1997 for the quarter and the nine months on higher volume.

Wayne revenues and earnings were essentially level with 1997 in the quarter, but continue substantially ahead of last year for the nine months. Successful product introductions led to growth in the U.S., Europe and South America. Energy Valve revenues and earnings were up from 1997 in both the quarter and nine months as a result of cost improvements, better product mix and increased volume. Valve and Controls had lower earnings in the quarter than a year ago essentially due to lower volume. Despite lower revenues, Valve and Controls' earnings for the nine months were essentially the same as last year due to improved mix and lower operating costs. Waukesha's performance improved in the quarter and was slightly up from last year. Waukesha revenues and earnings are still behind last year on a year-to-date basis due to unfavorable product mix and aggressive price discounting by competitors in the first half of the year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating activities generated positive cash flow of $213.8 million during the nine months ended July 31, 1998 compared with $98.8 million a year ago. The improvement between years was essentially due to higher earnings and reduced working capital requirements to fund the current year growth, partially offset by decreases in contract advances at Dresser-Rand and M.W. Kellogg. Short-term debt increased $83.1 million during the nine months. Significant expenditures during the nine months included $210.2 million for capital expenditures, $100.1 million for dividends, $39.8 million for common share purchases and $39.2 million for business acquisitions.

Total debt was $890.4 million as of July 31, 1998 compared with $806.1 million at October 31, 1997. Total debt was 33 percent of total book capitalization as of July 31, 1998 compared with 32 percent as of October 31, 1997. Net debt to net book capitalization was 29 percent at July 31, 1998 compared with 27 percent at October 31, 1997.

LEGAL AND ENVIRONMENTAL MATTERS

The Company is currently involved in a number of lawsuits and also has been identified as a potentially responsible party in a number of Superfund sites. Note E to Condensed Consolidated Financial Statements includes significant changes since October 31, 1997.

HALLIBURTON MERGER

The Company's proposed merger with Halliburton was approved by shareholders and European and Canadian regulatory bodies during the quarter and is expected to be completed in the fall of 1998.

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

        On June 10, 1998 the court issued an order consolidating, under the caption IN RE DRESSER INDUSTRIES SHAREHOLDER LITIGATION (Del. Ct. Chancery, Consolidated C.A. No. 16208), the three lawsuits. The court's June 10, 1998 order requires the plaintiffs to file an amended consolidated complaint "as soon as practicable." To date, plaintiffs have not filed an amended complaint.

        The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.

ITEM 2. CHANGES IN SECURITIES

        (c) In June 1998, the Company issued 4,760 shares of Common Stock ($.25 par value) to one officer of the Company in connection with exercises of stock options. Under the terms of the Company's 1989 Restricted Incentive Stock Plan
             (Plan), one restricted share will be issued for every five shares of the related stock option exercised. Stock issued pursuant to the Plan is not registered.

             No consideration for the unregistered shares was exchanged.

             In issuing the above securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (the Securities
             Act) provided by Section 4 (2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) A Special Meeting of Shareholders of Registrant was held on June 25, 1998.

        (c) At the Special Meeting, the shareholders voted to approve the Agreement and Plan of Merger, dated as of February 25, 1998, among the Registrant, Halliburton Company ("Halliburton") and Halliburton N.C., Inc., a wholly owned subsidiary of Halliburton, in which the Registrant would become a wholly owned subsidiary of Halliburton and, among other things, each share of common stock, par value $.25 per share of the Registrant outstanding at the effective time of the merger would be converted into one share of common stock, par value $2.50 per share, of Halliburton Company.

             Votes for                                 126,248,061
             Votes against or withheld                     567,498
             Abstentions                                 2,907,798
             Broker non-votes                                  -0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             Exhibit 27       Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1998.

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


Dated: September 14, 1998

                          EXHIBIT INDEX


EXHIBIT  DESCRIPTION


  27 Financial Data Schedule. (Pursuant to Item 601(c)(iv) of Regulation S-K, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)